Form 10-Q
period 2020-07-31
Anixa Biosciences Inc
filed 2020-09-08
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

Commission file number 001-37492

ANIXA BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2622630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3150 Almaden Expressway, Suite 250 San Jose, CA	95118
(Address of principal executive offices)	(Zip Code)

(408) 708-9808

(Registrant’s telephone number, including area code)

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

Yes [X] No [  ]

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On September 8, 2020 the registrant had outstanding 23,789,386 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2020	October 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,928,007	$3,491,625
Short-term investments in certificates of deposit	3,140,000	2,350,000
Receivables	5,950	66,527
Prepaid expenses and other current assets	189,842	184,972
Total current assets	9,263,799	6,093,124

Property and equipment, net of accumulated depreciation of $95,015	-	200,569
Operating lease right-of-use asset	67,982	-
Other assets	30,000	-
Total assets	$9,361,781	$6,293,693

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$339,295	$585,817
Accrued expenses	815,717	895,498
Operating lease liability	58,195	-
Total current liabilities	1,213,207	1,481,315

Operating lease liability, non-current	10,567	-
Total liabilities	1,223,774	1,481,315

Commitments and contingencies (Note 9)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 48,000,000 shares authorized; 23,653,754 and 20,331,754 shares issued and outstanding, respectively	236,537	203,317
Additional paid-in capital	197,993,060	186,849,299
Accumulated deficit	(189,611,583)	(181,817,263)
Total shareholders’ equity	8,618,014	5,235,353
Noncontrolling interest (Note 1)	(480,007)	(422,975)
Total equity	8,138,007	4,812,378

Total liabilities and equity	$9,361,781	$6,293,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$250,000

Operating costs and expenses:
Patent assertion expenses	-	-	-	166,250
Amortization of patents	-	41,875	-	418,750
Research and development expenses (including non-cash share-based compensation expenses of $394,842, $338,449, $1,250,497 and $2,567,294, respectively)	1,254,131	1,085,574	3,973,509	4,602,239
General and administrative expenses (including non-cash share-based compensation expenses of $646,957, $492,449, $1,922,722 and $2,335,218, respectively)	1,181,838	1,056,963	3,762,466	4,405,385
Impairment in carrying amount of patent asset	-	-	-	418,750
Total operating costs and expenses	2,435,969	2,184,412	7,735,975	10,011,374

Loss from operations	(2,435,969)	(2,184,412)	(7,735,975)	(9,761,374)

Other Expense	(148,084)	-	(148,084)	-

Interest income	7,266	18,364	32,707	53,783

Net loss	(2,576,787)	(2,166,048)	(7,851,352)	(9,707,591)

Less: Net loss attributable to noncontrolling interest	(15,103)	(26,020)	(57,032)	(148,030)

Net loss attributable to common shareholders	$(2,561,684)	$(2,140,028)	$(7,794,320)	$(9,559,561)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.11)	$(0.11)	$(0.36)	$(0.49)

Weighted average common shares outstanding:
Basic and diluted	23,165,066	20,100,915	21,678,608	19,638,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 31, 2020

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, April 30, 2020	21,479,335	$214,793	$192,122,260	$(187,049,899)	$5,287,154	$(464,904)	$4,822,250
Stock option compensation to employees and directors	-	-	997,094	-	997,094	-	997,094
Stock options issued to consultants	-	-	44,705	-	44,705	-	44,705
Common stock issued upon exercise of stock options	7,200	72	18,468	-	18,540	-	18,540
Common stock issued in at-the-market offering, net of offering expenses of $155,776	2,167,219	21,672	4,810,533	-	4,832,205	-	4,832,205
Net loss	-	-	-	(2,561,684)	(2,561,684)	(15,103)	(2,576,787)

Balance, July 31, 2020	23,653,754	$236,537	$197,993,060	$(189,611,583)	$8,618,014	$(480,007)	$8,138,007

FOR THE THREE MONTHS ENDED JULY 31, 2019

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, April 30, 2019	20,005,075	$200,050	$183,932,744	$(177,589,742)	$6,543,052	$(373,387)	$6,169,665
Stock option compensation to employees and directors	-	-	784,246	-	784,246	-	784,246
Stock options and warrants issued to consultants	-	-	46,652	-	46,652	-	46,652
Common stock issued upon exercise of stock options	10,000	100	22,600	-	22,700	-	22,700
Common stock issued in at-the-market offering, net of offering expenses of $111,275	147,776	1,478	540,464	-	541,942	-	541,942
Net loss	-	-	-	(2,140,028)	(2,140,028)	(26,020)	(2,166,048)

Balance, July 31, 2019	20,162,851	$201,628	$185,326,706	$(179,729,770)	$5,798,564	$(399,407)	$5,399,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED JULY 31, 2020

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, October 31, 2019	20,331,754	$203,317	$186,849,299	$(181,817,263)	$5,235,353	$(422,975)	$4,812,378
Stock option compensation to employees and directors	-	-	3,016,305	-	3,016,305	-	3,016,305
Stock options issued to consultants	-	-	156,914	-	156,914	-	156,914
Common stock issued upon exercise of stock options	51,100	511	121,759	-	122,270	-	122,270
Common stock issued pursuant to employee stock purchase plan	9,618	96	15,356	-	15,452	-	15,452
Common stock issued in at-the-market offering, net of offering expenses of $314,072	3,261,282	32,613	7,833,427	-	7,866,040	-	7,866,040
Net loss	-	-	-	(7,794,320)	(7,794,320)	(57,032)	(7,851,352)

Balance, July 31, 2020	23,653,754	$236,537	$197,993,060	$(189,611,583)	$8,618,014	$(480,007)	$8,138,007

FOR THE NINE MONTHS ENDED JULY 31, 2019

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, October 31, 2018	18,908,632	$189,086	$175,415,931	$(170,170,209)	$5,434,808	$(251,377)	$5,183,431
Stock option compensation to employees and directors	-	-	2,808,910	-	2,808,910	-	2,808,910
Stock options and warrants issued to consultants	-	-	139,161	-	139,161	-	139,161
Common stock issued upon exercise of stock options	40,000	400	102,100	-	102,500	-	102,500
Restricted stock award compensation to employee pursuant to stock incentive plan	-	-	1,954,441	-	1,954,441	-	1,954,441
Common stock issued pursuant to employee stock purchase plan	5,411	54	18,506	-	18,560	-	18,560
Common stock issued in at-the-market offering, net of offering expenses of $264,186	1,208,808	12,088	4,887,657	-	4,899,745	-	4,899,745
Net loss	-	-	-	(9,559,561)	(9,559,561)	(148,030)	(9,707,591)

Balance, July 31, 2019	20,162,851	$201,628	$185,326,706	$(179,729,770)	$5,798,564	$(399,407)	$5,399,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended July 31,
	2020	2019
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(7,851,352)	$(9,707,591)
Stock option compensation to employees and directors	3,016,305	2,808,910
Stock options and warrants issued to consultants	156,914	139,161
Restricted stock award compensation to employee pursuant to stock incentive plan	-	1,954,441
Depreciation of property and equipment	38,276	32,990
Loss on disposal of property and equipment	148,084	-
Amortization of operating lease right-of-use asset	38,317	-
Amortization of patents	-	418,750
Impairment in carrying amount of patent assets	-	418,750
Change in operating assets and liabilities:
Receivables	60,577	305,919
Prepaid expenses and other current assets	(4,870)	45,847
Accounts payable	(246,522)	(14,234)
Accrued expenses	(79,781)	192,672
Operating lease liability	(37,537)	-
Net cash used in operating activities	(4,761,589)	(3,404,385)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(5,510,000)	(2,350,000)
Proceeds from maturities of short-term investments in certificates of deposit	4,720,000	2,250,000
Purchase of property and equipment	(15,791)	(175,457)
Net cash used in investing activities	(805,791)	(275,457)

Cash flows from financing activities:
Net proceeds from sale of common stock in at-the-market offering	7,866,040	4,899,745
Proceeds from sale of common stock pursuant to employee stock purchase plan	15,452	18,560
Proceeds from exercise of stock options	122,270	102,500
Net cash provided by financing activities	8,003,762	5,020,805

Net increase in cash and cash equivalents	2,436,382	1,340,963
Cash and cash equivalents at beginning of period	3,491,625	3,055,890
Cash and cash equivalents at end of period	$5,928,007	$4,396,853

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use asset	$(106,221)	$-
Operating lease liability	$106,299	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. and its consolidated subsidiaries. Our primary operations involve developing therapies and vaccines that are focused on critical unmet needs in oncology and infectious disease. Our therapeutics programs include the development of a chimeric endocrine receptor T-cell technology, a novel form of CAR-T technology, initially focused on treating ovarian cancer, and discovery and ultimately development of anti-viral drug candidates for the treatment of COVID-19 focused on inhibiting certain viral protein functions. Our vaccine program consists of the development of a vaccine against triple negative breast cancer (“TNBC”), the most lethal form of breast cancer.

We hold an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Cleveland Clinic Foundation (“Cleveland Clinic”) related to certain breast cancer vaccine technology developed at Cleveland Clinic. We are working in collaboration with Cleveland Clinic to develop a method to vaccinate women against contracting breast cancer, focused specifically on TNBC, the most lethal form of the disease. A specific protein, alpha-lactalbumin, has been identified that is only present during lactation in healthy women, but reappears in many forms of breast cancer, especially TNBC. Studies have shown that vaccinating against this protein prevents breast cancer in mice. We are working with researchers at Cleveland Clinic to advance this vaccine toward human clinical testing, and we are in the process of manufacturing the vaccine and upon completion we will be prepared to file an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”). While we anticipate filing the IND during the third calendar quarter of 2020, we may experience delays in the vaccine manufacturing and characterization process due to the global coronavirus pandemic. We do not currently anticipate any potential delays to significantly alter our expected timeline. The IND application, after review and if approved by the FDA, will enable us to begin testing our vaccine in human subjects.

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

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), is advancing toward human clinical testing its CAR-T technology for treating ovarian cancer. Clinical grade materials are currently being manufactured and upon completion will undergo extensive testing. Once the materials have been successfully tested, we will be prepared to submit an IND application with the FDA. While we anticipate filing the IND by the end of calendar 2020, we may experience delays in completing the manufacturing and testing of clinical materials due to the global coronavirus pandemic. We do not currently anticipate any potential delays to significantly alter our expected timeline. The IND application, after review and approval by the FDA, will enable us to begin testing our therapy in ovarian cancer patients.

In April 2020, in collaboration with OntoChem GmbH (“OntoChem”), we commenced a project to discover and ultimately develop anti-viral drug candidates against COVID-19. Through this collaboration, we are utilizing advanced computational methods, machine learning, and molecular modeling techniques to perform in silico screening of over 1.2 billion compounds in chemical libraries (including publicly available compounds and OntoChem’s proprietary libraries) to evaluate if any of these compounds could disrupt one of two key enzymes of SARS-CoV-2, the virus that causes the disease COVID-19.

While the screening process is ongoing and we anticipate discovering additional drug candidates, we have identified four compounds that could disrupt the function of a viral enzyme called an endoribonuclease, known as Non-Structural Protein-15 (“NSP-15”), and 27 compounds that target the main protease (“Mpro”) of the virus. Our in silico molecular modeling indicates that any of the NSP-15 or Mpro inhibitors might disrupt the virus’ ability to replicate in humans. The NSP-15 compounds have been synthesized and are in the process of being tested in biological assays. We are currently evaluating which of the Mpro compounds to synthesize for biological testing. The in vitro biological assays of the NSP-15 compounds are ongoing, and if the biological activity of any of these compounds is verified, they will be tested in animal studies to further evaluate their candidacy as COVID-19 therapeutics.

On July 2, 2020, we implemented a strategic realignment of our business and redirected resources to exclusively focus on the development of therapeutics and vaccines. Accordingly, we suspended operations of our subsidiary, Anixa Diagnostics Corporation, and the development of the Cchek™ artificial intelligence driven platform of non-invasive blood tests for the early detection of cancer.

Over the next several quarters, we expect the development of our breast cancer vaccine, our COVID-19 therapeutic discovery program and Certainty’s CAR-T technology to be the primary focus of the Company. As part of our legacy operations, the Company remains engaged in limited patent licensing activities regarding the Cchek™ liquid biopsy platform, as well as in the area of encrypted audio/video conference calling. We do not expect these activities to be a significant part of the Company’s ongoing operations nor do we expect these activities to require material financial resources or attention of senior management.

Over the past several years, our revenue was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation. We have not generated any revenue to date from our therapeutics or vaccine programs. In addition, while we pursue our therapeutics and vaccine programs, we may also make investments in and form new companies to develop additional emerging technologies.

Funding and Management’s Plans

Based on currently available information as of September 8, 2020, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. During the nine months ended July 31, 2020, we raised an aggregate of approximately $7,866,000, net of expenses, through the sale of 3,261,282 shares of common stock in our at-the-market equity offerings. This included approximately $427,000, net of expenses, through the sale of 112,238 shares of common stock in an at-the market equity offering which expired in November 2019 and approximately $7,439,000, net of expenses, through the sale of 3,149,044 shares of common stock in an at-the-market equity offering under which we may issue up to $50 million of common stock. Under our current at-the-market equity program which is currently effective and may remain available for us to use in the future, we may sell an additional approximately $42,260,000 of common stock. We may seek to obtain working capital during our fiscal year 2020 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and disclosures required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the year ended October 31, 2019. The accompanying October 31, 2019 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by US GAAP. The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of July 31, 2020, and results of operations and cash flows for the interim periods represented. The results of operations for the nine months ended July 31, 2020 are not necessarily indicative of the results to be expected for the entire year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity. The following table sets forth the changes in noncontrolling interest for the nine months ended July 31, 2020:

Balance, October 31, 2019	$(422,975)
Net loss attributable to noncontrolling interest	(57,032)
Balance, July 31, 2020	$(480,007)

Revenue Recognition

Since fiscal 2016 our revenue has been derived solely from technology licensing and the sale of patented technologies. Revenue is recognized upon transfer of control of intellectual property rights and satisfaction of other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive.

On November 1, 2018 we adopted Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers using the modified retrospective method. Upon adoption of ASU 2014-09 we were required to make certain judgments and estimates in connection with the accounting for revenue. Such areas may include determining the existence of a contract and identifying each party’s rights and obligations to transfer goods and services, identifying the performance obligations in the contract, determining the transaction price and allocating the transaction price to separate performance obligations, estimating the timing of satisfaction of performance obligations, determining whether a promise to grant a license is distinct from other promised goods or services and evaluating whether a license transfers to a customer at a point in time or over time.

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

Stock Option Compensation Expense

The compensation cost for service-based stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to four years. We recorded stock-based compensation expense related to service-based stock options granted to employees and directors of approximately $3,016,000 and $2,433,000 during the nine months ended July 31, 2020 and 2019, respectively, and approximately $997,000 and $784,000 during the three months ended July 31, 2020 and 2019, respectively.

For stock options granted to employees and directors that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest). On May 8, 2018, we issued market condition options to purchase 1,500,000 shares of common stock, to our Chairman, President and Chief Executive Officer, vesting at target trading prices of $5.00 to $8.00 per share before May 31, 2021, with implied service periods of three to seven months. In October 2018, the first tranche of 500,000 shares of market condition options became exercisable upon achieving an average closing price above $5.00 per share for twenty consecutive trading days. We recorded stock-based compensation expense related to market condition stock options granted to employees of approximately $-0- and $376,000 during the nine months ended July 31, 2020 and 2019, respectively. We did not have any market condition stock-based compensation expense during the three months ended July 31, 2020 and 2019.

On November 1, 2018 we adopted Accounting Standards Update 2018-07 (“ASU 2018-07”) for stock options granted to consultants. Upon adoption of ASU 2018-07 we estimated the fair value of unvested service-based and performance-based stock options at the date of adoption, using the Black-Scholes pricing model. Subsequent to adoption of ASU 2018-07, future grants to consultants are measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, consistent with our policy for grants to employees and directors. In prior periods, in accordance with US GAAP, we estimated the fair value of service-based and performance-based stock options granted to consultants at each reporting period using the Black-Scholes pricing model. We recognize the fair value of stock options granted to consultants as consulting expense over the requisite or implied service period of the grant. We recorded stock-based consulting expense related to stock options granted to consultants of approximately $157,000 and $75,000 during the nine months ended July 31, 2020 and 2019, respectively, and approximately $45,000 and $25,000 during the three months ended July 31, 2020 and 2019, respectively.

Stock Option Plans

During the nine months ended July 31, 2020, we had three stock option plans: the Anixa Biosciences, Inc. 2003 Share Incentive Plan (the “2003 Share Plan”), the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”), which were adopted by our Board of Directors on April 21, 2003, July 14, 2010 and January 25, 2018, respectively. The 2018 Share Plan was approved by our shareholders on March 29, 2018.

Stock Option Activity

During the nine months ended July 31, 2020 and 2019, we granted options to purchase 800,000 shares and 10,000 shares of common stock, respectively, to employees and consultants, with exercise prices ranging from $3.64 to $4.04 per share, pursuant to the 2010 Share Plan and the 2018 Share Plan. During the nine months ended July 31, 2020 and 2019, stock options to purchase 51,100 and 40,000 shares of common stock, respectively, were exercised with aggregate proceeds of approximately $122,000 and $103,000, respectively.

2003 Plan

The 2003 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the ability to grant future awards on April 21, 2013. Information regarding the 2003 Share Plan for the nine months ended July 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2019	400	$17.00
Forfeited/Expired	(400)	$17.00
Options outstanding and exercisable at July 31, 2020	-	$-0-	$-0-

Information regarding the 2003 Share Plan for the nine months ended July 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2018	12,000	$2.77
Exercised	(4,000)	$3.63
Options outstanding and exercisable at July 31, 2019	8,000	$2.34	$23,694

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of July 31, 2019:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.67 - $17.00	8,000	0.19	$2.34

2010 Plan

The 2010 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. In accordance with the provisions of the 2010 Share Plan, the plan terminated with respect to the ability to grant future awards on July 14, 2020. Information regarding the 2010 Share Plan for the nine months ended July 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2019	1, 1,998,668	$2.80
Exercised	(51,100)	$2.39
Forfeited/Expired	(20,534)	$1.72
Options outstanding at July 31, 2020	1 1,927,034	$2.82	$731,670
Options exercisable at July 31, 2020	1, 1,772,034	$2.84	$630,120

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of July 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 0.67 - $2.30	549,000	5.70	$1.57	494,000	5.56	$1.64
$ 2.58 - $ 3.13	846,000	3.05	$2.79	846,000	3.41	$2.79
$ 3.46 - $ 5.75	532,034	7.45	$4.16	432,034	7.33	$4.33

Information regarding the 2010 Share Plan for the nine months ended July 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2018	2,131,868	$2.11
Granted	10,000	$3.64
Exercised	(32,000)	$2.27
Forfeited/Expired	(99,200)	$3.78
Options outstanding at July 31, 2019	2,010,668	$2.03	$5,422,886
Options exercisable at July 31, 2019	1,639,556	$1.92	$4,609,165

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of July 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 0.67	938,000	5.94	$0.67	799,388	5.59	$0.67
$2.27 -$3.01	600,134	3.81	$2.58	600,134	3.81	$2.58
$3.46 -$7.00	472,534	8.51	$4.05	240,034	8.19	$4.43

2018 Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. As of July 31, 2020, the 2018 Share Plan had 2,258,376 shares available for future grants. Information regarding the 2018 Share Plan for the nine months ended July 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2019	3,935,000	$3.74
Granted	800,000	$3.85
Forfeited/Expired	(258,376)	$3.86
Options outstanding at July 31, 2020	4,476,624	$3.76	$-0-
Options exercisable at July 31, 2020	2,403,014	$3.76	$-0-

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of July 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$3.70	3,100,000	7.78	$3.70	1,700,000	7.78	$3.70
$3.84 - $4.61	1,376,624	7.55	$3.89	703,014	6.15	$3.90

Information regarding the 2018 Share Plan for the nine months ended July 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2018	3,482,000	$3.73
Exercised	(4,000)	$3.84
Forfeited/Expired	(8,000)	$3.84
Options outstanding at July 31, 2019	3,470,000	$3.73	$3,337,300
Options exercisable at July 31, 2019	1,321,111	$3.73	$1,273,443

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of July 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$3.70 - $4.61	3,470,000	8.78	$3.73	1,321,111	8.77	$3.73

Outside of Share Plans

In addition to options granted under the 2003 Share Plan, the 2010 Share Plan and the 2018 Share Plan, during the years ended October 31, 2012 and 2013, the Board of Directors approved the grant of stock options to certain employees and directors. Information regarding stock options that were granted outside of Share Plans for the nine months ended July 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2019	1,698,000	$2.58
Options outstanding and exercisable at July 31, 2020	1,698,000	$2.58	$348,090

The following table summarizes information about stock options outstanding and exercisable that were granted outside of Share Plans as of July 31, 2020:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.58	1,698,000	2.00	$2.58

Information regarding stock options that were granted outside of Share Plans for the nine months ended July 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2018	1,780,000	$1.58
Options outstanding and exercisable at July 31, 2019	1,780,000	$1.58	$5,583,900

The following table summarizes information about stock options outstanding and exercisable that were granted outside of Share Plans as of July 31, 2019:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.67	1,046,000	3.30	$0.67
$2.58-$ 5.56	734,000	2.85	$2.88

Stock Awards

For stock awards granted to employees, directors and consultants that vest upon grant we recognize expense at the date of grant based on the grant date market price of the underlying common stock. We did not grant any stock awards that vested upon grant during the nine months ended July 31, 2020 or 2019.

On May 8, 2018, a restricted stock award of 1,500,000 shares of common stock was granted under the 2018 Share Plan to our Chairman, President and Chief Executive Officer. The restricted stock award vests in its entirety upon achievement of a target trading price of $11.00 per share of the Company’s common stock before May 31, 2021. For restricted stock awards vesting upon achievement of a price target of our common stock we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest). During the nine-month and three-month periods ended July 31, 2019, we recorded compensation expense related to the restricted stock award of approximately $1,954,000 and $-0-, respectively. We did not record any compensation expense related to the restricted stock award during the nine-month period ended July 31, 2020.

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The plan was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018. During the nine months ended July 31, 2020, employees purchased 9,618 shares with aggregate proceeds of approximately $15,000. During the nine months ended July 31, 2019, employees purchased 5,411 shares with aggregate proceeds of approximately $19,000.

Warrants

During the nine months ended July 31, 2019 we issued a warrant, expiring on November 1, 2023, to purchase 25,000 shares of common stock at $4.04 per share, vesting over 12 months, to a consultant for investor relations services. On November 1, 2019 the warrant was exchanged for a stock option with the same terms as the warrant. During the nine-month and three-month periods ended July 31, 2019, we recorded consulting expense of approximately $64,000 and $21,000, respectively, based on the fair value of the warrant recognized on a straight-line basis over the vesting period. No warrants were issued during the nine months ended July 31, 2020.

As of July 31, 2020, we also had warrants outstanding to purchase 500,000 shares of common stock at $5.03 per share expiring on November 30, 2021.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of July 31, 2020:

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash and cash equivalents	$5,154,304	$-	$-	$5,154,304
Certificates of deposit:
Cash and cash equivalents	500,000			500,000
Short-term investments	-	3,140,000	-	3,140,000
Total financial assets	$5,654,304	$3,140,000	$-	$8,794,304

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2019:

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash and cash equivalents	$2,706,944	$-	$-	$2,706,944
Certificates of deposit:
Cash and cash equivalents	500,000	-	-	500,000
Short-term investments	-	2,350,000	-	2,350,000
Total financial assets	$3,206,944	$2,350,000	$-	$5,556,944

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

4. ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	July 31, 2020	October 31, 2019
Payroll and related expenses	$238,565	$72,850
Accrued royalty and contingent legal fees	449,691	449,691
Accrued collaborative research and license expenses	37,114	371,710
Accrued severance costs	83,624	-
Accrued other	6,723	1,247
	$815,717	$895,498

5. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the nine and three months ended July 31, 2020 and 2019, were stock options to purchase 8,101,658 and 7,268,668 shares, respectively, and warrants to purchase 500,000 and 545,000 shares, respectively.

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

We have substantial net operating loss carryforwards for Federal, New York State and California income tax returns. These net operating loss carryforwards could be subject to limitations under Internal Revenue Code section 382. We have no unrecognized income tax benefits as of July 31, 2020 and October 31, 2019 and we account for interest and penalties related to income tax matters, if any, in general and administrative expenses.

8. LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to an operating lease that expires September 30, 2021. Our base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs. Under an operating lease that expired on May 31, 2019 we also leased approximately 3,000 square feet of office space at 12100 Wilshire Boulevard, Los Angeles, California (our former executive offices) from an unrelated party. As of August 1, 2018, we had subleased these facilities. Rent expense was approximately $48,000 and $46,000, respectively, for the nine months ended July 31, 2020 and 2019, and approximately $16,000 and $16,000, respectively, for the three months ended July 31, 2020 and 2019.

On November 1, 2019, the Company adopted ASC 842, which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance requires the recognition of the right-of-use (“ROU”) assets and related operating lease liabilities on the balance sheet. The Company adopted the new guidance using the modified retrospective approach on November 1, 2019. As a result, the condensed consolidated balance sheet as of October 31, 2019 was not restated and is not comparative.

The adoption of ASC 842 resulted in the recognition of ROU assets of $106,221, and lease liabilities for operating leases of $106,299 on the Company’s condensed consolidated balance sheet as of November 1, 2019. The difference between the ROU assets and the operating lease liability represents the difference between the lease cost and the amount of rent paid in October.

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

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The remaining 14-month lease term as of July 31, 2020 for the Company’s lease includes the noncancelable period of the lease. The lease does not contain a Company option to extend the lease or an option to extend the lease controlled by the lessor. All ROU assets are reviewed for impairment.

Balance sheet information related to the Company’s lease is presented below:

	Balance Sheet Location	July 31, 2020	November 1, 2019	October 31, 2019
Operating Lease:
Right-of-use asset	Operating lease right-of-use asset	$67,982	$106,221	$-
Right-of-use liability, current	Operating lease liability	58,195	51,101	-
Right-of-use liability, non-current	Operating lease liability, non-current	10,567	55,198	-

As of July 31, 2020, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending October 31,	Operating Leases
2020 (excluding the nine months ended July 31, 2020)	$15,816
2021	59,136
Total future minimum payments, undiscounted	74,952
Less: Imputed interest	(6,190)
Present value of future minimum lease payments	$68,762

9. COMMITMENT AND CONTINGENCES

Litigation Matters

We are not involved in any litigation or other legal proceedings and management is not aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

10. SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on the management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in five reportable segments, each with different operating and potential revenue generating characteristics: (i) CAR-T Therapeutics, (ii) Cancer Vaccines, (iii) Anti-Viral Therapeutics, (iv) Cancer Diagnostics and (v) our legacy Patent Licensing activities. The following represents selected financial information for our segments for the three and nine months ended July 31, 2020 and 2019 and as of July 31, 2020 and October 31, 2019:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2020	2019	2020	2019
Net Loss:
CAR-T Therapeutics	$(402,223)	$(723,128)	$(1,527,586)	$(4,240,347)
Cancer Vaccines	(172,881)	(573,005)	(538,748)	(573,005)
Anti-Viral Therapeutics	(268,704)	-	(578,208)	-
Cancer Diagnostics	(1,727,256)	(876,667)	(5,196,929)	(3,929,021)
Patent Licensing	(5,723)	6,752	(9,881)	(965,218)
Total	$(2,576,787)	$(2,166,048)	$(7,851,352)	$(9,707,591)

Total operating costs and expenses	$2,584,053	$2,184,412	$7,884,059	$10,011,374
Less non-cash share-based compensation	(1,041,799)	(830,898)	(3,173,219)	(4,902,512)
Operating costs and expenses excluding non-cash share-based compensation	$1,542,254	$1,353,514	$4,710,840	$5,108,862
Operating costs and expenses excluding non-cash share based compensation:
CAR-T Therapeutics	$182,007	$442,621	$752,170	$1,688,301
Cancer Vaccines	70,061	407,010	235,391	407,010
Anti-Viral Therapeutics	149,075	-	370,093	-
Cancer Diagnostics	1,136,629	487,169	3,345,441	1,905,137
Patent Licensing	4,482	16,714	7,745	1,108,414
Total	$1,542,254	$1,353,514	4,710,840	$5,108,862

	July 31, 2020	October 31, 2019
Total assets:
CAR-T Therapeutics	$4,110,341	$2,382,460
Cancer Vaccines	1,575,525	489,881
Anti-Viral Therapeutics	3,349,814	-
Cancer Diagnostics	78,723	3,119,246
Patent Licensing	247,378	302,106
Total	$9,361,781	$6,293,693

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

RESULTS OF OPERATIONS

Nine months ended July 31, 2020 compared with nine months ended July 31, 2019

Revenue

We did not record any revenue for the nine months ended July 31, 2020. For the nine months ended July 31, 2019, we recorded revenue of $250,000 from one license agreement. The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, and covenant not to sue. Pursuant to the terms of the agreement, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services. Accordingly, the performance obligations from this license agreement were satisfied and 100% of the revenue was recognized upon execution of the license agreement. As discussed in Note 1 to our condensed consolidated financial statements, as part of our legacy operations, the Company remains engaged in limited patent licensing activities which we do not expect to be a significant part of our ongoing operations or revenue.

Patent assertion expenses

Patent assertion expenses decreased from approximately $166,000 in the nine months ended July 31, 2019 to $-0- in the nine months ended July 31, 2020. The decrease was primarily due to the decrease in related revenues. Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized. Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was $-0- in the nine months ended July 31, 2020 compared to approximately $419,000 in the comparable prior year. We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life. The decrease in amortization of patents was due to the patent asset being fully amortized in fiscal year 2019.

Research and Development Expenses

Research and development expenses are related to the development of our cancer diagnostics and therapeutics programs and our anti-viral drug program, and decreased by approximately $628,000 to approximately $3,974,000 in the nine months ended July 31, 2020, from approximately $4,602,000 in the nine months ended July 31, 2019. The decrease in research and development expenses was primarily due to a decrease in employee stock award compensation expense of approximately $1,251,000 and a decrease in employee stock option compensation expense of approximately $75,000, offset by an increase in outside research and development expense, excluding license expense, of approximately $406,000 primarily related to the development of Cchek™, our non-invasive blood tests for early detection of cancer, an increase in employee compensation and related costs, other than stock option compensation expense and stock awards of approximately $136,000 and an increase in consulting expense related to our Cchek™ program of approximately $129,000.

Research and development expenses incurred in the nine months ended July 31, 2020 associated with each of our development programs consisted of approximately $2,578,000 for cancer diagnostics, approximately $798,000 for CAR-T therapeutics, approximately $329,000 for anti-viral therapeutics, and approximately $269,000 for cancer vaccines.

General and Administrative Expenses

General and administrative expenses decreased by approximately $643,000 to approximately $3,762,000 in the nine months ended July 31, 2020, from approximately $4,405,000 in the nine months ended July 31, 2019. The decrease in general and administrative expenses in 2020 was principally due to a decrease in employee stock award compensation expense of approximately $704,000, a decrease in legal and accounting fees of approximately $338,000 in fiscal year 2020 primarily related to fees incurred in fiscal year 2019 in connection with a putative shareholder derivative complaint which was settled in August 2019, a decrease in expense resulting from the discharge in January 2020 of a disputed liability of approximately $337,000 upon the expiration of the vendor’s statutory right to pursue collection of the disputed liability which reduced expenses in fiscal year 2020, a decrease in expense resulting from a patent expense reimbursement to Cleveland Clinic of approximately $164,000 in fiscal 2019 which reduced expenses in fiscal year 2020 and a decrease in investor relations and public relations expense of approximately $80,000, offset by an increase in employee compensation and related costs, other than stock option compensation expense and stock award compensation expense, of approximately $502,000 which included approximately $157,000 of severance costs related to the suspension of the Cchek™ liquid biopsy program, an increase in employee stock option expense of approximately $283,000, an increase in corporate insurance expense of approximately $156,000 primarily due to an increase in directors and officers insurance premium and an increase in consultant stock option expense of approximately $73,000.

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

Other Expense

Other expense was $148,000 in the nine months ended July 31, 2020 compared to $-0- in the comparable prior year. Other expense in fiscal year 2020 represents loss on disposal of property and equipment.

Interest Income

Interest income decreased by approximately $21,000 to approximately $33,000 in the nine months ended July 31, 2020, from approximately $54,000 in the comparable prior year period as a result of a decrease in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, decreased by approximately $91,000 to approximately $57,000 in the nine months ended July 31, 2020, from approximately $148,000 in the nine months ended July 31, 2019, as Certainty’s net loss decreased. The decrease in Certainty’s net loss was primarily due to decreases in employee stock option compensation expense and employee stock award compensation expense.

Three months ended July 31, 2020 compared with three months ended July31, 2019

Revenue

We had no revenue during the three-month periods ended July 31, 2020 and 2019.

Amortization of Patents

Amortization of patents was $-0- in the three months ended July 31, 2020 compared to approximately $42,000 in the comparable prior year. We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life. The decrease in amortization of patents was due to the patent asset being fully amortized in fiscal year 2019.

Research and Development Expenses

Research and development expenses are related to the development of our cancer diagnostics and therapeutics programs and our anti-viral drug program, and increased by approximately $168,000 to approximately $1,254,000 in the three months ended July 31, 2020, from approximately $1,086,000 in the three months ended July 31, 2019. The increase in research and development expenses was primarily due to an increase in consulting expense of approximately $108,000 related to our Cchek™ liquid biopsy program, an increase in employee compensation and related costs, other than stock option compensation expense and stock award compensation expense, of approximately $94,000, an increase in employee stock option expense of approximately $54,000, offset by a decrease of approximately $100,000 of license fees paid to Cleveland Clinic.

Research and development expenses incurred in the three months ended July 31, 2020 associated with each of our development programs consisted of approximately $749,000 for cancer diagnostics, approximately $233,000 for CAR-T therapeutics, approximately $173,000 for anti-viral therapeutics, and approximately $99,000 for cancer vaccines.

General and Administrative Expenses

General and administrative expenses increased by approximately $125,000 to approximately $1,182,000 in the three months ended July 31, 2020, from approximately $1,057,000 in the three months ended July 31, 2019. The increase in general and administrative expenses in fiscal year 2020 was principally due to an increase in employee compensation and related costs, other than stock option compensation expense and stock award compensation expense, of approximately $174,000 which included approximately $157,000 of severance costs related to the suspension of the Cchek™ liquid biopsy program, an increase in employee stock option compensation expense of approximately $159,000, an increase in legal and accounting fees of approximately $101,000, offset by a decrease in expense resulting from a patent expense reimbursement to Cleveland Clinic of approximately $164,000 in fiscal 2019 which reduced expenses in fiscal year 2020 and a decrease in consulting expense of approximately $118,000 primarily related to commercialization of the Cchek™ program.

Other Expense

Other expense was $148,000 in the three months ended July 31, 2020 compared to $-0- in the comparable prior year. Other expense in fiscal year 2020 represents loss on disposal of property and equipment.

Interest Income

Interest income decreased by approximately $11,000 to approximately $7,000 in the three months ended July 31, 2020, from approximately $18,000 in the comparable prior year period as a result of a decrease in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, decreased by approximately $11,000 to approximately $15,000 in the three months ended July 31, 2020, from approximately $26,000 in the three months ended July 31, 2019, as Certainty’s net loss decreased. The decrease in Certainty’s net loss was primarily due to decreases in employee stock option compensation expense and employee stock award compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of September 8, 2020, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. During the nine months ended July 31, 2020, we raised an aggregate of approximately $7,866,000, net of expenses, through the sale of 3,261,282 shares of common stock in our at-the-market equity offerings. This included approximately $427,000, net of expenses, through the sale of 112,238 shares of common stock in an at-the market equity offering which expired in November 2019 and approximately $7,439,000, net of expenses, through the sale of 3,149,044 shares of common stock in an at-the-market equity offering under which we may issue up to $50 million of common stock. Under our current at-the-market equity program which is currently effective and may remain available for us to use in the future, we may sell an additional approximately $42,260,000 of common stock. We may seek to obtain working capital during our fiscal year 2020 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the nine months ended July 31, 2020, cash used in operating activities was approximately $4,762,000. Cash used in investing activities was approximately $806,000, resulting from the purchased of certificates of deposit totaling $5,510,000 and the purchase of property and equipment of approximately $16,000, which was offset by the proceeds on maturities of certificates of deposit totaling $4,720,000. Cash provided by financing activities was approximately $8,004,000, resulting from the sale of 3,261,282 shares of common stock in our at-the-market equity offering over the past nine months of approximately $7,866,000 (which is ongoing), the proceeds from sale of common stock pursuant to employee stock purchase plan of approximately $15,000 and the proceeds from exercise of stock options of approximately $122,000. As a result, our cash, cash equivalents, and short-term investments at July 31, 2020 increased approximately $3,226,000 to approximately $9,068,000 from approximately $5,842,000 at the end of fiscal year 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of July 31, 2020, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

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

There was no change in our internal control over financial reporting during the third quarter of fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any litigation or other legal proceedings and management is not aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 and in our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 8, 2020.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 8, 2020.
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 8, 2020.
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 8, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXA BIOSCIENCES, INC.

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman, President and
Chief Executive Officer
September 8, 2020		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
Chief Operating Officer and
Chief Financial Officer
September 8, 2020		(Principal Financial and Accounting Officer)

