Form 10-K
period 2020-10-31
Anixa Biosciences Inc
filed 2021-01-07
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2020
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number: 001-37492

ANIXA BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	11-2622630
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3150 Almaden Expressway, Suite 250

San Jose, CA 95118

(408) 708-9808

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Common Stock, $.01 par value	ANIX	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]
Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of April 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ on such date ($1.89): $35,235,950

On January 7, 2021, the registrant had outstanding 26,076,819 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

i

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

Overview

Anixa Biosciences, Inc., incorporated on November 5, 1982 under the laws of the State of Delaware, is a biotechnology company developing therapies and vaccines that are focused on critical unmet needs in oncology and infectious disease. Our therapeutics programs include the development of a chimeric endocrine receptor T-cell technology, a novel form of chimeric antigen receptor T-cell (“CAR-T”) technology, initially focused on treating ovarian cancer, and the discovery and ultimately development of anti-viral drug candidates for the treatment of COVID-19 focused on inhibiting certain viral protein functions of the virus. Our vaccine programs include the development of a vaccine against triple negative breast cancer (“TNBC”), the most lethal form of breast cancer, and a vaccine against ovarian cancer.

Our subsidiary, Certainty Therapeutics, Inc. (“Certainty”), is developing immuno-therapy drugs against cancer. Certainty holds an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading National Cancer Institute designated cancer research center, relating to Wistar’s chimeric endocrine receptor targeted therapy technology. We have initially focused on the development of a treatment for ovarian cancer, but we also may pursue future applications of the technology for the development of treatments for additional solid tumors. The license agreement requires Certainty to make certain cash and equity payments to Wistar upon achievement of specific development milestones. With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty.

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), is advancing toward human clinical testing the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer. Certainty is working with researchers at Moffitt to complete and submit an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) and to perform human clinical trials. In collaboration with researchers at Moffitt, Certainty is currently performing tests on the clinical materials and assuming successful and timely completion of those tests, we anticipate an IND application will be submitted with the FDA during the first calendar quarter of 2021.

In April 2020, we entered into a collaboration with OntoChem GmbH (“OntoChem”) to discover and ultimately develop anti-viral drug candidates against COVID-19. Through this collaboration, we utilized advanced computational methods, machine learning, and molecular modeling techniques to perform in silico screening of over 1.2 billion compounds in chemical libraries (including publicly available compounds and OntoChem’s proprietary libraries) to evaluate if any of these compounds could disrupt one of two key enzymes of SARS-CoV-2, the virus that causes the disease COVID-19.

The screening process resulted in identifiying over 30 potentially effective compounds that could disrupt either the function of a viral enzyme called an endoribonuclease, known as Non-Structural Protein-15 (“NSP-15”), or the main protease (“Mpro”) of the virus. Our in silico molecular modeling indicates that any of the NSP-15 or Mpro inhibitors might disrupt the virus’ ability to replicate in humans. Several of the most promising compounds have been synthesized and in vitro biological assays of the compounds are ongoing. If the biological activity of any of these compounds is verified, they will be tested in animal studies to further evaluate their candidacy as COVID-19 therapeutics.

While a number of preventative vaccines have recently been or will soon be approved for emergency use by the FDA, we believe that there is and will continue to be a need for effective treatments for COVID-19. There are a number of factors that may limit the effectiveness, both in the near and long term, of the vaccines currently in use, including, but not limited to, vaccine persistence, viral escape and long-term safety. Furthermore, all current treatments require administration in a hospital setting, thus potentially continuing to overburden the healthcare system, while we anticipate our treatment to use an oral formulation and to be available at pharmacies.

We hold an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Cleveland Clinic Foundation (“Cleveland Clinic”) relating to certain breast cancer vaccine technology developed at Cleveland Clinic. This technology pertains to the use of vaccines for the treatment or prevention of TNBC and other breast cancers which express the α-lactalbumin protein. The α-lactalbumin protein is only expressed during lactation in healthy women, but may also be expressed in individuals with certain breast cancers, most notably TNBC.

Working with researchers at Cleveland Clinic, in November 2020, we submitted an IND application with the FDA to begin human clinical trials of the vaccine. In December 2020, we received authorization from the FDA to commence enrollment and treatment of patients in a Phase 1a clinical trial. We have commenced activities necessary to prepare for treatment of patients in the Phase 1a trial, and we anticipate being prepared to treat the first enrolled patient in the spring of 2021.

In November 2020, we executed a license agreement with Cleveland Clinic pursuant to which the Company was granted an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by Cleveland Clinic relating to certain ovarian cancer vaccine technology. This technology pertains to among other things, the use of vaccines for the treatment or prevention of ovarian cancers which express the anti-Mullerian hormone receptor 2 protein containing an extracellular domain (“AMHR2-ED”). In healthy tissue, this protein regulates growth and development of egg-containing follicles in the ovary. While expression of AMHR2-ED naturally and markedly declines after menopause, this protein is expressed at high levels in the ovaries of postmenopausal women with ovarian cancer. Researchers at Cleveland Clinic believe that a vaccine targeting AMHR2-ED could prevent the occurrence of ovarian cancer.

On July 2, 2020, we implemented a strategic realignment of our business and redirected resources to exclusively focus on the development of therapeutics and vaccines. Accordingly, we suspended operations of our subsidiary, Anixa Diagnostics Corporation, and the development of the Cchek™ artificial intelligence driven platform of non-invasive blood tests for the early detection of cancer.

Over the next several quarters, we expect the development of our breast and ovarian cancer vaccines, our COVID-19 therapeutic discovery program and Certainty’s CAR-T technology to be the primary focus of the Company. As part of our legacy operations, the Company remains engaged in limited patent licensing activities regarding the Cchek™ liquid biopsy platform, as well as in the area of encrypted audio/video conference calling. We do not expect these activities to be a significant part of the Company’s ongoing operations nor do we expect these activities to require material financial resources or attention of senior management.

Over the past several years, our revenue was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation. We have not generated any revenue to date from our therapeutics or vaccine programs. In addition, while we pursue our therapeutics and vaccine programs, we may also make investments in and form new companies to develop additional emerging technologies. We do not expect to begin generating revenue with respect to any of our current therapy or vaccine programs in the near term. We hope to achieve a profitable outcome by eventually licensing our technologies to large pharmaceutical companies that have the resources and infrastructure in place to manufacture, market and sell our technologies as therapeutics or vaccines. The eventual licensing of any of our technologies may take several years, if it is to occur at all, and may depend on positive results from human clinical trials.

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

Studies have shown that the FSH-Receptor is also expressed in endothelial cells of the vasculature of neoplasias We anticipate performing further studies to evaluate the ability of our CAR-T to disrupt the vasculature of other cancers, after we commence clinical trials of this technology against ovarian cancer.

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

We have performed numerous studies in preparation for an IND application. In those studies, several groups of tumor free, female mice were intra-peritoneally infused with increasing concentrations of the murine CAR-T construct and their health status was monitored for up to five months. The following summarizes the results of these studies:

●	No treated mice showed any signs of pain/stress, difficulty breathing or increased respiratory rate, reduced movement, reduced grooming or feeding, dehydration, anorexia or any other sign of distress. Control mice also did not show any distress.
●	The treated mice did not show any weight loss. Control mice also did not show any weight loss.
●	One cohort of treated mice also had blood drawn periodically for measurement of markers for liver function (AST-Aspartate transaminase/ALT-Alanine transaminase), kidney function (creatinine), and metabolic function (glucose). No abnormal values were observed, as was the case for control mice.
●	Serum IL-6 (interleukin-6) increased in the treated mice, as well as mice treated with control T-cells. This indicated that the T-cells were inducing the expected inflammatory response.
●	Histological analysis of the ovaries showed that 60% of the treated mice had significant reduction in ovarian mass, while the control mice exhibited no reduction. This observation confirms that the CAR-T was successfully attacking the ovaries, as we hoped and expected.

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

We have completed the manufacturing of the clinical grade vector and are in the process of testing the materials and completing the IND application. We anticipate filing the IND in the first calendar quarter of 2021. The IND application, after review and approval by the FDA, will enable us to begin testing our therapy in ovarian cancer patients. Assuming the FDA approves our IND application, we anticipate beginning the human clinical trial as early as mid-2021.

The Market

We believe that our CAR-T technology may be used as an effective treatment against multiple solid tumor types, however, we have initially focused on ovarian cancer. According to American Cancer Society statistics, ovarian cancer accounts for just 2.4% of all female cancer cases, but 5% of cancer deaths in women due to the disease’s low survival rate. It is estimated that in 2020, 22,000 new cases of ovarian cancer will be diagnosed and 14,000 American women will die from this disease. Despite continuous advances made in the field of cancer research every year, there remains a significant unmet medical need, as the overall five-year relative survival rate for ovarian cancer patients is 48%. However, ovarian cancer survival varies substantially by age, with the overall five-year survival rate for women 65 and older of only 31%.

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

COVID-19 therapeutics

Coronavirus disease 2019 (“COVID-19”) is an infectious disease caused by the severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”). The disease was first identified in December 2019 in Wuhan, the capital of China’s Hubei province, and has since spread globally, resulting in the ongoing coronavirus pandemic. SARS-CoV-2 is highly infectious, and while in the majority of cases results in mild symptoms, in many cases the symptoms progress to viral pneumonia and multi-organ failure.

There are currently no proven broadly effective treatments. Further, all treatments that are currently being employed require administration in a hospital setting, thus continuing to overburden the healthcare system. In addition, nearly all treatments currently in clinical trials were originally developed for other indications, and were not designed specifically against SARS-CoV-2, and therefore may have limited effectiveness. We believe that newly designed drugs that are purposefully developed to specifically target SARS-CoV-2, enabled by recent studies of the molecular biology of the virus, will have the potential to be far more effective than repurposing existing drugs.

In April 2020, we entered into a collaboration agreement with OntoChem for the purpose of discovering and ultimately developing anti-viral drug candidates for COVID-19. Our collaboration has focused on two specific proteins of the coronavirus. The first protein is the main protease (“Mpro”), which is an enzyme of the virus that severs a large poly-peptide into functional proteins that enable the virus to replicate in a human host. Our program will attempt to identify molecules that inhibit the function of this enzyme, and potentially stop or slow the virus’ ability to replicate and cause disease. Since this protease does not have human analogs, potential inhibitors may not affect any human proteins and therefore toxic side effects may be minimized.

The second target is an endoribonuclease, Non-Structural Protein-15 (“NSP-15”), which plays a role in breaking up the ribonucleic acid, or the genetic content, of the virus. Recent studies have demonstrated that the endoribonuclease of many viruses, including the SARS virus of 2003 and, it is believed the SARS-CoV-2, binds to a human host protein. This protein-protein interaction appears to dramatically increase the infectivity of the virus. Because this interaction between a viral protein and a human protein appears to be common to many viruses, compounds that are able to effectively disrupt this interaction, could function as broad spectrum anti-virals in addition to addressing COVID-19.

Through our collaboration, we utilized advanced computational methods, machine learning and molecular modeling techniques to perform in silico screening of over 1.2 billion compounds in OntoChem’s chemistry and gene ontology database (including publicly available compounds and OntoChem’s proprietary libraries) to evaluate if any of these compounds could disrupt Mpro or NSP-15 and to evaluate the molecules’ potential side effects, as well as their drug-like characteristics. This screening process resulted in identifying a large number of compounds that could potentially be safe and effective against COVID-19.

We selected the ten most promising compounds for synthesis and biological analysis. Biological testing of these compounds requires use of live virus, which limits the laboratories qualified to perform the necessary assays to Biosafety Level 3 (“BSL-3”) or Biosafety Level 4 labs. While availability of these labs is limited, we successfully established a relationship with a BSL-3 government lab in Europe, where biological assays, including binding assays, cellular assays, and viral activity assays, are currently being performed. Further, this lab has animal facilities and upon completion of the biological testing, will be prepared to test the compounds in animals to determine which compound may be appropriate for clinical evaluation.

The Market

According to U.S. Centers for Disease Control and Prevention (“CDC”) data, as of the date of this Report, in the U.S., there have been over 20 million cases of COVID-19 and over 350,000 deaths. According to World Health Organization (“WHO”) data, globally, there have been over 85 million cases and approximately 1.9 million people have died. Furthermore, over the last three months, infections and deaths have increased.

Currently, there are no broadly effective treatments for COVID-19. Further, the treatments that are currently being employed, such as Remdesivir and various steroid and antibody treatments, are all in-patient therapeutics and require hospitalization, adding to the burden on the healthcare system. A better approach, which we are employing, would be a therapeutic that can be formulated as a pill and taken as soon as there is a positive test for COVID-19.

The market for an orally delivered COVID-19 treatment that would dramatically reduce hospitalization rates would be significant given the current infection rates. The most recent CDC predictions indicate that in the U.S. alone new infections will remain at over 1.3 million cases per week and deaths will be nearly 20,000 per week through January 2021.

Competition

Competition in the COVID-19 treatment and prevention market is fierce, with hundreds of therapies and vaccines currently in development. Recently, a number of preventative vaccines have received regulatory approvals in the U.S. and Europe. There are still many questions about these vaccines, such as persistence and viral escape, and it will take time before it is known how well and for how long they will provide protection from infection. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and vaccines and new therapies and vaccines that may become available in the future. While we believe that our proprietary compounds for treating COVID-19 and scientific expertise in the field of synthetic chemistry provide us with competitive advantages, we face potential competition from various sources, including larger and better-funded pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions.

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

Breast and Ovarian Cancer vaccines

We licensed certain technology from Cleveland Clinic to develop vaccines for the treatment or prevention of TNBC and other breast cancers which express the α-lactalbumin protein. This protein is only expressed during lactation in healthy women, but may also be expressed in individuals with certain breast cancers, most notably TNBC, the most lethal form of breast cancer. Further, we have licensed certain technology from Cleveland Clinic to develop vaccines for the treatment or prevention of ovarian cancers which express AMHR2-ED. This protein regulates growth and development of egg-containing follicles in the ovary and its expression naturally and markedly declines after menopause. However, AMHR2-ED is expressed at high levels in the ovaries of postmenopausal women with ovarian cancer.

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

The breast cancer vaccine technology licensed from Cleveland Clinic has identified a protein, alpha-lactalbumin, that is present in healthy breast tissue only when a woman is lactating and disappears when she stops nursing her child. Alpha-lactalbumin is never present on any other cell in the body. However, it does show up in many types of breast cancer, including TNBC, an aggressive and deadly form of the disease. By developing a vaccine that targets alpha-lactalbumin, we feel the immune system can destroy these breast cancer cells as they arise and ultimately prevent breast tumors from forming.

Cleveland Clinic researchers have demonstrated in animal studies that vaccination against alpha-lactalbumin completely prevented breast cancer in mice that were specifically bred to develop breast cancer. Data on this technology, including the animal studies showing efficacy, was published in March 2016 in the journal, Cancers.

The ovarian cancer vaccine technology licensed from Cleveland Clinic has identified the AMHR2-ED protein, the expression of which is involved in egg production in the ovaries and is no longer expressed after menopause. AMHR2-ED is not meaningfully present on any other cell in the body. However, it does appear in nearly all cases of ovarian epithelial cancers, the most common type of ovarian cancer. By developing a vaccine that targets AMHR2-ED, we feel the immune system can destroy these ovarian cancer cells as they arise and ultimately prevent tumors from forming. Data on this technology, including animal studies showing efficacy, was published in November 2017 in the journal, Cancer Prevention Research.

While the data thus far for both of our cancer vaccines has been positive, there are many uncertainties in drug development, and most drugs fail to reach commercialization.

We have been working with researchers at Cleveland Clinic to advance the breast cancer vaccine technology toward human clinical testing, and recently submitted an IND application to the FDA. In December 2020, we received authorization from the FDA to commence enrollment and treatment of patients in a Phase 1a clinical trial.

The Breast Cancer Market

According to American Cancer Society statistics, breast cancer accounts for 30% of all female cancer cases, and 15% of cancer deaths in women. It is estimated that in 2020, 276,000 new cases of breast cancer will be diagnosed in the U.S. and 42,000 women will die from this disease. Despite continuous advances made in the field of cancer research every year, there has been little change in breast cancer incidence rate over the last ten years.

The market for prophylactic cancer vaccines is sizable—bigger in fact than the market for any type of cancer therapeutic. After all, doctors administer cancer drugs only after a patient has been diagnosed, while a prophylactic vaccine may be administered to all people who have a possibility of developing the disease.

While in the U.S., 276,000 women are estimated to be diagnosed with breast cancer this year, there are approximately 80 million women over the age of 40—the time in life when women face an increased risk of developing breast cancer. Worldwide, the number is dramatically larger.

The Ovarian Cancer Market

According to American Cancer Society statistics, ovarian cancer accounts for just 2.4% of all female cancer cases, but 5% of cancer deaths in women due to the disease’s low survival rate. It is estimated that in 2020, 22,000 new cases of ovarian cancer will be diagnosed and 14,000 American women will die from this disease. Despite continuous advances made in the field of cancer research every year, there remains a significant unmet medical need, as the overall five-year relative survival rate for ovarian cancer patients is 48%. However, ovarian cancer survival varies substantially by age, with the overall five-year survival rate for women 65 and older of only 31%.

The market for prophylactic cancer vaccines is sizable—bigger in fact than the market for any type of cancer therapeutic. While in the U.S., 22,000 women are estimated to be diagnosed with ovarian cancer this year, there are approximately 40 million women over the age of 60—the time in life when women face an increased risk of developing ovarian cancer. Worldwide, the number is dramatically larger.

Competition

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary breast and ovarian cancer vaccine technologies and scientific expertise in the field of cell therapy provide us with competitive advantages, we face potential competition from various sources, including larger and better-funded pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions.

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

Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and subject registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We anticipate that we will face intense and increasing competition as new drugs and vaccines enter the market and advanced technologies become available. We expect any vaccines that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price and the availability of reimbursement from government and other third-party payers.

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approvals for their products more rapidly than we may obtain approvals for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Employees

As of October 31, 2020, we had four employees, three full-time and one part time, working for our Company and subsidiaries.

Summary Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Report and the other reports and documents filed by us with the SEC.

Risks Relating to Our Financial Condition and Operations

●	We have a history of losses and may incur additional losses in the future.
●	We will need additional funding in the future which may not be available on acceptable terms, or at all, and, if available, may result in dilution to our stockholders.
●	We may have difficulty in raising capital and may consume resources faster than expected.
●	Our business activities are expected to be adversely affected by the global COVID-19 pandemic.

Risks Related to our Research & Development, Clinical and Commercialization Activities

●	Our therapeutic and vaccine programs are pre-revenue, and subject to the risks of an early stage biotechnology company.
●	Our current business model relies on strategic collaborations with commercial partners to provide the resources and infrastructure to manufacture and ultimately market and/or sell our technologies. We may have difficulty in timing the establishment of these partnerships to achieve the greatest economic benefit for the Company, or in establishing these partnerships at all.
●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
●	We have never generated any revenue from biotechnology and pharmaceutical product sales and our biotechnology and pharmaceutical products may never be profitable.
●	The therapeutics and vaccines that we are developing are novel and present significant challenges to successfully reaching market.
●	While pre-clinical testing of our product candidates has been positive, we may experience unfavorable results once we commence human clinical trials.
●	We are dependent on third parties to conduct our pre-clinical and clinical trials.
●	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

Risks Related to our Intellectual Propery

●	We rely on licenses from Wistar for our CAR-T technology and Cleveland Clinic for our breast and ovarian cancer vaccine technologies, and if we lose any of these licenses we may be subjected to future litigation.

Risks Related to our Common Stock

●	The issuance or sale of shares in the future to raise money or for strategic purposes, including through our current ATM program, could reduce the market price of our common stock.
●	We have issued a significant number of securities pursuant to our incentive plans and may continue to do so in the future. The vesting and, if applicable, exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock.

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

On a cumulative basis we have sustained substantial losses and negative cash flows from operations since our inception. As of October 31, 2020, our accumulated deficit was approximately $191,836,000. As of October 31, 2020, we had approximately $9,057,000 in cash, cash equivalents and short-term investments, and working capital of approximately $8,180,000. In fiscal year 2020, we incurred losses of approximately $10,092,000 and we experienced negative cash flows from operations of approximately $6,176,000. We expect to continue incurring material research and development and general and administrative expenses in connection with our operations. As a result, we anticipate that we will incur losses in the future.

We will need additional funding in the future which may not be available on acceptable terms, or at all, and, if available, may result in dilution to our stockholders.

Based on currently available information as of January 7, 2021, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next 12 months. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. We may seek to obtain working capital through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders. Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

We may have difficulty in raising capital and may consume resources faster than expected.

We currently do not generate any revenue from our therapeutics or vaccines nor do we generate any other recurring revenues and as of October 31, 2020, the Company only had approximately $9,057,000 in cash, cash equivalents and short-term investments. Therefore, we have a limited source of cash to meet our future capital requirements, which may include the expensive process of obtaining FDA approvals for our CAR-T ovarian cancer therapeutic, our breast and ovarian cancer vaccines and our COVID-19 therapy. We do not expect to generate significant revenues for the foreseeable future, and we may not be able to raise funds in the future, which would leave us without resources to continue our operations and force us to resort to raising additional capital in the form of equity or debt financings, which may not be available to us. We may have difficulty raising needed capital in the near or longer term as a result of, among other factors, the very early stage of our therapeutics and vaccine businesses and our lack of revenues as well as the inherent business risks associated with an early stage, biotechnology company and present and future market conditions. Also, we may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. Our inability to raise funds could lead to decreases in the price of our common stock and the failure of our cancer diagnostic and therapeutics businesses which would have a material adverse effect on the Company.

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

Risks Related to our Research & Development, Clinical and Commercialization Activities

Our therapeutic and vaccine programs are pre-revenue, and subject to the risks of an early stage biotechnology company.

Since the Company’s primary focus for the foreseeable future will likely be our therapeutics and vaccine businesses, shareholders should understand that we are primarily an early stage biotechnology company with no history of revenue-generating operations, and our only assets consist of our proprietary and licensed technologies and the know-how of our officers and employees. Therefore we are subject to all the risks and uncertainties inherent in a new business, in particular new businesses engaged in CAR-T cancer therapeutics, cancer vaccines and anti-viral therapeutics. Our CAR-T ovarian cancer therapeutic, our breast and ovarian cancer vaccines and our COVID-19 treatment are in their early stages of development, and we still must establish and implement many important functions necessary to commercialize the technologies.

Accordingly, you should consider the Company’s prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in their pre-revenue generating stages, particularly those in the biotechnology field. Shareholders should carefully consider the risks and uncertainties that a business with no operating history will face. In particular, shareholders should consider that there is a significant risk that we will not be able to:

●	complete studies that successfully identify one or more clinical candidates to treat COVID-19;
●	successfully complete animal studies necessary to submit an IND application to the FDA for our COVID-19 treatment;
●	successfully complete testing of clinical materials necessary to submit an IND application to the FDA for our CAR-T ovarian cancer therapeutic;
●	obtain FDA approval to commence human clinical trials of our CAR-T ovarian cancer therapeutic;
●	successfully enroll sufficient numbers of qualified patients to participate in our clinical trials;
●	obtain sufficient quantity and quality of materials manufactured for use in our clinical trials;
●	successfully meet the primary endpoints in our clinical trials;
●	implement or execute our current business plan, or that our current business plan is sound;
●	raise sufficient funds in the capital markets or otherwise to fully effectuate our business plan;
●	maintain our management team, including the members of our scientific advisory board;
●	determine that the processes and technologies that we have developed or will develop are commercially viable; and/or
●	attract, enter into or maintain contracts with potential commercial partners such as licensors of technology and suppliers or licensees of our technologies.

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

Our current business model relies on strategic collaborations with commercial partners to provide the resources and infrastructure to manufacture and ultimately market and/or sell our technologies. We may have difficulty in timing the establishment of these partnerships to achieve the greatest economic benefit for the Company, or in establishing these partnerships at all.

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

We will face an inherent risk of product liability as a result of the upcoming human clinical testing and commercialization of our product candidates. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our product candidates;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	initiation of investigations by regulators;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to clinical trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenue;
●	exhaustion of any available insurance and our capital resources;
●	the inability to commercialize any product candidate; and
●	a decline in our share price.

We do not currently carry product liability insurance, but intend to obtain such coverage prior to commencement of our clinical trials. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of any products we develop, alone or with corporate collaborators.

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

Biotechnology and pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenue from biotechnology and pharmaceutical product sales and our biotechnology and pharmaceutical products may never be profitable.

We are in the discovery stage of developing our COVID-19 treatment and our ovarian cancer vaccine technology, in the pre-clinical stage of developing our CAR-T therapeutic technology and about to enter the clinical stage with our breast cancer vaccine technology. Our ability to generate revenue depends in large part on our ability, alone or with partners, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenues from sales of such products for the foreseeable future. Our ability to generate future revenues from product sales of our technologies depends heavily on our success in:

●	progressing our discovery stage programs into pre-clinical testing;
●	progressing our pre-clinical programs into human clinical trials;
●	completing requisite clinical trials through all phases of clinical development of our product candidates;
●	seeking and obtaining marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	launching and commercializing our product candidates for which we obtain marketing approval, if any, with a partner or, if launched independently, successfully establishing a manufacturing, sales force, marketing and distribution infrastructure;
●	identifying and developing new product candidates;
●	establishing and maintaining supply and manufacturing relationships with third parties;
●	maintaining, protecting, expanding and enforcing our intellectual property; and
●	attracting, hiring and retaining qualified personnel.

Because of the numerous risks and uncertainties associated with biologic and pharmaceutical product development, we are unable to predict the likelihood or timing for when we may receive regulatory approval of our product candidates or when we will be able to achieve or maintain profitability, if ever. If we are unable to establish a development and or commercialization partnership, or do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we or a partner obtain the regulatory approvals to market and sell one or more of our product candidates, we may never generate significant revenues from any commercial sales for several reasons, including because the market for our products may be smaller than we anticipate, or products may not be adopted by physicians and payors or because our products may not be as efficacious or safe as other treatment options. If we fail to successfully commercialize one or more products, by ourselves or through a partner, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected.

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

CAR-T product candidates represent a relatively new field of cellular immunotherapy. Advancing this novel and personalized therapy creates significant challenges for us, or a partner, including:

●	obtaining regulatory approval, as the FDA and other regulatory authorities have limited experience with commercial development of T-cell therapies for cancer;
●	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;
●	developing a consistent and reliable process, while limiting contamination risks, for engineering and manufacturing T cells ex vivo and infusing the engineered T cells into the patient;
●	educating medical personnel regarding the potential safety benefits, as well as the challenges, of incorporating our product candidates into their treatment regimens;
●	establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy; and
●	the availability of coverage and adequate reimbursement from third-party payors for our novel and personalized therapy.

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

While studies on our CAR-T ovarian cancer therapeutic have generated promising results in large numbers of mice under GLP conditions, and toxicity studies have been performed and have had favorable results, there can be no assurance that the FDA will find these results sufficient to allow us to commence testing of our ovarian cancer therapy in human patients. If we are unable to commence human clinical trials for our product candidate, or if commencement of such trial is significantly delayed, we may be required to expend significant additional resources, which may not be available to us, and our business, prospects, financial condition and results of operations may be adversely affected.

There is no guarantee that our collaboration with OntoChem will produce a successful anti-viral drug for COVID-19.

On April 14, 2020, we entered into a collaboration agreement with OntoChem for the purpose of discovering and ultimately developing anti-viral drug candidates for COVID-19. Through this collaboration, we utilized advanced computational methods, machine learning and molecular modeling techniques to perform in silico screening of over 1.2 billion compounds in OntoChem’s chemistry and gene ontology database (including publicly available compounds and OntoChem’s proprietary libraries) to evaluate if any of these compounds could disrupt one of two key enzymes of COVID-19. While, to date, we have synthesized several potential COVID-19 compounds and are in the process of performing biological assays, there is no guarantee that any of these compounds (or any other future compounds that we may identify) will demonstrate sufficient potency as predicted by the molecular modeling algorithms. Further, even if these compounds do demonstrate sufficient potency, there is no guarantee that the compounds will be effective in animal or human testing and that they will ultimately be effective anti-viral drugs for COVID-19. In addition, based on the current stage of development, while considering the streamlined regulatory processes for COVID-19 therapies, it may take up to two or more years before we could obtain Emergency Use Authorization from the FDA.

There is significant competition in the search for a treatment for COVID-19.

There is significant competition, including from other companies and governmental organizations, to find treatments for COVID-19. Many of these entities have substantially greater resources (including capital and personnel) than we do and many of these entities are much further ahead in pursuit of a treatment than we are. Even if we are successful in identifying a compound that may act as an effective treatment for COVID-19, there is no guarantee that we will have the only effective treatment for COVID-19 or that we will be able to get our treatment to market prior to our competitors.

A successful preventative vaccine will likely limit the market for a COVID-19 treatment.

A number of preventative vaccines have recently been approved for use in human populations by regulatory agencies in the U.S. and Europe. The anticipated effectiveness of these vaccines will likely limit the spread of COVID-19 and potentially reduce the market size for a COVID-19 treatment.

While pre-clinical testing of our product candidates have been positive, we may experience unfavorable results once we commence human clinical trials.

We have not initiated clinical trials for any of our product candidates and we may not be able to commence clinical trials on the time frames we expect. As these product candidates have only been tested in animals, we face significant uncertainty regarding how effective and safe they will be in human patients and the results from preclinical studies may not be indicative of the results of clinical trials. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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

We depend and will continue to depend upon independent investigators and collaborators, such as universities, medical institutions, and strategic partners such as Moffitt for our CAR-T therapy, Cleveland Clinic for our breast and ovarian cancer vaccines and OntoChem, as well as other European partners, for our COVID-19 therapy to conduct our preclinical and clinical trials under agreements with us. Negotiations of budgets and contracts with study sites may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities could require us to perform additional clinical trials before approving our marketing applications. It is possible that, upon inspection, such regulatory authorities could determine that any of our clinical trials fail to comply with the cGCP regulations. In addition, our clinical trials must be conducted with biologic product produced under current good manufacturing practices, or cGMPs, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Even if we are permitted to conduct clinical trials for our product candidates, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

●	the patient eligibility criteria defined in the clinical trial protocol;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the proximity of patients to the study site;
●	the design of the clinical trial;
●	our ability to retain clinical trial investigators with the appropriate competencies and experience;
●	our ability to obtain and maintain patient consents;
●	the risk that patients enrolled in clinical trials will drop out of the clinical trials before completion; and
●	competing clinical trials and approved therapies available for patients.

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

Our clinical trials will compete with other companies’ clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our clinical trials may instead opt to enroll in a trial being conducted by one of our competitors. We expect to conduct our clinical trials at the same clinical trial sites that some of our competitors may use, which will reduce the number of patients who are available for our clinical trial in these clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use experimental therapies that use conventional technologies, such as chemotherapy and antibody therapy, rather than enroll patients in our future clinical trials. Patients may also be unwilling to participate in our clinical trials because of negative publicity from adverse events in the biotechnology or gene therapy industries.

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

We have not previously submitted a Biologics License Application (“BLA”) or a New Drug Application (“NDA”) to the FDA, or similar approval filings to other foreign authorities. A BLA or NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency for each desired indication. It must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of T-cell therapies and vaccines for cancer. The regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

We may also experience delays in completing planned clinical trials for a variety of reasons, including delays related to:

●	the availability of financial resources to commence and complete our planned clinical trials;
●	reaching agreement on acceptable terms with prospective clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;
●	recruiting suitable patients to participate in a clinical trial;
●	having patients complete a clinical trial or return for post-treatment follow-up;

●	clinical trial sites deviating from clinical trial protocol, failing to follow GCPs, or dropping out of a clinical trial;
●	adding new clinical trial sites; or
●	manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a subject by subject basis for use in clinical trials.

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

The use of engineered T-cells as a potential cancer treatment and the use of therapeutic and prophylactic cancer vaccines are recently developed technologies and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers, third-party payors and others in the medical community. Many factors will influence whether our product candidates are accepted in the market, including:

●	the clinical indications for which our product candidates are approved;
●	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
●	the potential and perceived advantages of our product candidates over alternative treatments;
●	the prevalence and severity of any side effects;
●	product labeling or product insert requirements of the FDA or other regulatory authorities;
●	limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;

●	the extent and quality of the clinical evidence supporting the efficacy and safety of our product candidates;
●	the timing of market introduction of our product candidates as well as competitive products;
●	the cost of treatment in relation to alternative treatments;
●	the availability of adequate reimbursement and pricing by third-party payors and government authorities;
●	the willingness and ability of patients to pay out-of-pocket in the absence of coverage by third-party payors, including government authorities;
●	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
●	the effectiveness of our or any of our strategic partners’ sales and marketing efforts.

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

Our ability to compete and to achieve sustained profitability will be impacted by our ability to protect our CAR-T cancer therapeutics technologies, our breast cancer vaccine technologies, our ovarian cancer vaccine technologies, our COVID-19 therapeutic technologies and other proprietary discoveries and technologies. We expect to rely on a combination of patent protection, copyrights, trademarks, trade secrets, know-how, and regulatory approvals to protect our technologies. Our intellectual property strategy is intended to help develop and maintain our competitive position. While we have been granted multiple patents related to our technologies, there is no assurance that we will be able to obtain further patent protection for our technologies or any other technologies, nor can we be certain that the steps we will have taken will prevent the misappropriation and unauthorized use of our technologies. If we are not able to obtain and maintain patent protection our competitive position may be harmed.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability to develop, manufacture, market and sell our CAR-T therapeutics, our breast cancer vaccine, our ovarian cancer vaccine, our COVID-19 treatment and other proprietary discoveries and technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our CAR-T therapeutics, our breast cancer vaccine, our ovarian cancer vaccine, our COVID-19 treatment and other proprietary discoveries and technologies. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing our CAR-T therapeutics, our breast cancer vaccine, our ovarian cancer vaccine, our COVID-19 treatment and other proprietary discoveries and technologies. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease developing the infringing technology or product. In addition, we could be found liable for monetary damages. Claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business.

We rely on licenses from Wistar for our CAR-T technology and Cleveland Clinic for our breast and ovarian cancer vaccine technologies, and if we lose any of these licenses we may be subjected to future litigation.

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

Moreover, disputes may arise with respect to any one of our licensing agreements, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	the sublicensing of patent and other rights under the licensing agreement and our collaborative development relationships;
●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
●	the priority of invention of patented technology.

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

There are several pending U.S. and foreign patent applications in our portfolio, and we anticipate additional patent applications will be filed both in the U.S. and in other countries, as appropriate. However, we cannot predict:

●	if and when patents will issue;
●	the degree and range of protection any issued patents will afford us against competitors including whether third parties will find ways to invalidate or otherwise circumvent our patents;
●	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or
●	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents.

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

In the future, we may issue securities to raise cash for operations, to pay down then existing indebtedness, as consideration for the acquisition of assets, as consideration for receipt of goods or services, to pay for the development of our CAR-T cancer therapeutics, to pay for the development of our breast cancer vaccine, to pay for the development of our ovarian cancer vaccine, to pay for the development of our COVID-19 therapeutic and for acquisitions of companies. We have an at-the-market equity offering under which, as of January 7, 2021 we may issue up to approximately $35 million of common stock, which is currently effective and under which we commenced selling shares in November 2019, and which may remain available to us in the future. We have and in the future may issue securities convertible into our common stock. Any of these events may dilute stockholders’ ownership interests in our company and have an adverse impact on the price of our common stock.

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

Our reported revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future, specifically as we continue to devote our resources towards our CAR-T cancer therapeutics, our breast and ovarian cancer vaccines and our COVID-19 therapeutic. It is possible that in future periods, we will have no revenue or, in any event, revenues could fall below the expectations of securities analysts or investors, which could cause the market price of our common stock to decline. The following are among the factors that could cause our operating results to fluctuate significantly from period to period:

●	patient enrollment rates for our clinical trials;
●	delays with respect to our clinical trials;
●	clinical trial results relating to our CAR-T cancer therapeutics;
●	clinical trial results relating to our breast cancer vaccine;
●	progress with regulatory authorities towards the certification/approval of our CAR-T cancer therapeutics, our breast cancer vaccine, our ovarian cancer vaccine or our COVID-19 therapeutic;
●	costs related to acquisitions, alliances and licenses.

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

The stock market has experienced significant price and volume fluctuations, and the market prices of biotechnology companies have been highly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

●	announcements of developments in the fields of CAR-T therapeutics, cancer vaccines or COVID-19 treatments;
●	developments in relationships with third party vendors and laboratories;
●	developments or disputes concerning our patents and other intellectual property;
●	our or our competitors’ technological innovations;
●	variations in our quarterly operating results;
●	our failure to meet or exceed securities analysts’ expectations of our financial results;
●	a change in financial estimates or securities analysts’ recommendations;
●	changes in management’s or securities analysts’ estimates of our financial performance;
●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents; and
●	the timing of or our failure to complete significant transactions.

In addition, we believe that fluctuations in our stock price during applicable periods can also be impacted by changes in governmental regulations in the drug development industry and/or court rulings and/or other developments in our remaining patent licensing and enforcement actions.

In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If our common stock was the object of securities class action litigation due to volatility in the market price of our stock, it could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our business and financial results.

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

As of the date of this Report, we have issued and outstanding options to purchase 8,641,254 shares of our common stock with a weighted average exercise price of $3.16 and 1,500,000 restricted stock awards (including options to purchase 1,500,000 shares of our common stock and a restricted stock award of 1,500,000 shares of our common stock that vest based upon achievement of certain stock price based milestones issued to Dr. Kumar in May 2018). Further, as of the date of this Report, our Board of Directors and Compensation Committee have the authority to issue awards totaling an additional 2,000,000 shares of our common stock. Additionally, we have registered for resale all of the shares of common stock issuable under our incentive plans. Because the market for our common stock is thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common stock. Furthermore, the mere existence of a significant number of shares of common stock issuable upon vesting and, if applicable, exercise of these securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common stock.

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

Risks related to the COVID-19 pandemic

Our business activities are expected to be adversely affected by the global COVID-19 pandemic.

COVID-19 has spread globally and the World Health Organization (WHO) has declared it a pandemic. While still evolving, the COVID-19 pandemic has caused significant worldwide economic and financial turmoil, and has fueled concerns that it will lead to a global recession. On March 13, 2020, the United States declared a national emergency with respect to COVID-19 and the majority of states and U.S. territories, including the State of California, have since issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. As the pandemic has evolved since March 2020, some restriction have eased, however, with the recent surge of infection and hospitalization rates, more severe restrictions are being implemented by local government agencies. The Company is following the recommendations of local health authorities to minimize exposure risk for its team members and visitors, including requiring its employees to work from home. The continued and prolonged implementation of restrictions by federal, state and local authorities to slow the spread of COVID-19 have disrupted and, we expect, will continue to disrupt, our business and operations.

Specifically, the pandemic has caused periodic shutdowns of the laboratories and other service providers that we rely on to develop our programs, and those laboratories and service providers that have been operating or that have begun operating recently have been doing so with limited capacity due to social distancing requirements. As a result, our progress has been slowed and there is no assurance that we will be able to meet our previously announced timelines regarding the development of our programs.

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

Other than lawsuits we bring to enforce our patent rights, we are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us that would have a material adverse effect on our financial position or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “ANIX”.

Holders

As of January 6, 2021, the approximate number of record holders of our common stock was 334 and the closing price of our common stock was $3.36 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

No cash dividends have been paid on our common stock since our inception. We have no present intention to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company did not issue any unregistered securities during the three months ended October 31, 2020.

Item 6.	Selected Financial Data.

Not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In reviewing Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should refer to our Consolidated Financial Statements and the notes related thereto.

Results of Operations

Fiscal Year ended October 31, 2020 compared with Fiscal Year ended October 31, 2019

Revenue

We did not have any revenue in fiscal year 2020. In fiscal year 2019, we recorded revenue of $250,000 from one license agreement. The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, and covenant not to sue. Pursuant to the terms of the agreement, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services. Accordingly, the performance obligations from the license were satisfied and 100% of the revenue was recognized upon execution of the license agreement. As discussed in Note 1 to our Consolidated Financial Statements, as part of our legacy operations, the Company remains engaged in limited patent licensing activities which we do not expect to be a significant part of our ongoing operations or revenue.

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses Related to Patent Assertion

We did not have any inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion activities in fiscal year 2020. In fiscal year 2019 inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion activities were approximately $166,000. Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized. Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was $-0- in fiscal year 2020 compared to approximately $419,000 in fiscal year 2019. We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life. The carrying value of capitalized patents was reduced to $-0- as of October 31, 2019. During fiscal year 2020, we did not capitalize any patents or patent rights.

Research and Development Expenses

Research and development expenses are related to the development of our cancer diagnostics and therapeutics programs and our anti-viral drug program, and decreased by approximately $1,092,000 to approximately $4,381,000 in fiscal year 2020, from approximately $5,473,000 in fiscal year 2019. The decrease in research and development expenses was primarily due to a decrease in employee stock award compensation expense of approximately $1,251,000 and a decrease in Certainty’s outside research and development expenses related to development of CAR-T therapeutics of approximately $547,000, offset by an increase in Anixa Diagnostics Corporation’s outside research and development expense to develop the Cchek™ artificial intelligence driven platform of non-invasive blood tests for the early detection of cancer of approximately $561,000 and an increase in outside research and development to develop anti-viral drug candidates against COVID-19 of approximately $141,000.

Research and development expenses incurred in fiscal year 2020 associated with each of our development programs consisted of approximately $2,455,000 for our suspended as of July 2020 cancer diagnostics program, approximately $1,048,000 for CAR-T therapeutics, approximately $510,000 for anti-viral therapeutics, and approximately $368,000 for cancer vaccines.

General and Administrative Expenses

General and administrative expenses decreased by approximately $66,000 to approximately $5,597,000 in fiscal year 2020, from approximately $5,663,000 in fiscal year 2019. The decrease in general and administrative expenses was principally due to a decrease in employee stock award compensation expense of approximately $704,000, a decrease in legal and accounting fees of approximately $423,000 in fiscal year 2020 primarily related to fees incurred in fiscal year 2019 in connection with a putative shareholder derivative complaint which was settled in August 2019, a decrease in expense resulting from the discharge in January 2020 of a disputed liability of approximately $337,000 upon the expiration of the vendor’s statutory right to pursue collection of the disputed liability, a decrease in patent expense of approximately $144,000 primarily related to a patent expense reimbursement to Cleveland Clinic in fiscal year 2019, a decrease in investor and public relations expense of approximately $107,000, offset by an increase in employee compensation and related costs, other than equity-based compensation, of approximately $748,000, an increase in employee and director stock option expense of approximately $460,000, an increase in corporate insurance expense of approximately $230,000 primarily due to an increase in our directors and officers insurance premium, an increase in consultant expense related to our Cchek™ program of approximately $120,000 and an increase in consultant stock option expense of approximately $94,000.

Impairment in Carrying Amount of Patent Assets

The impairment in carrying amount of patent assets related to our legacy patent licensing activities recorded in fiscal year 2020 was $-0- compared to approximately $419,000 in the fiscal year 2019. The impairment recorded in fiscal year 2019 resulted from the write down of the value of our patent assets to the estimated undiscounted future cash flows we anticipated receiving from the patent assets. The estimated undiscounted future cash flows was based on our assessment of the market for potential licensees, as well as the status of ongoing negotiations with potential licensees.

Loss on Disposal of Property and Equipment

Other expense was $148,000 in fiscal year 2020 compared to $-0- in fiscal year 2019. The other expense recorded in fiscal year 2020 represents loss on disposal of property and equipment as a result of suspension of development of our Cchek™ program.

Interest Income

Interest income decreased to approximately $34,000 in fiscal year 2020 compared to approximately $71,000 in fiscal year 2019, due to a decrease in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, decreased by approximately $98,000 to approximately $74,000 in fiscal year 2020, from approximately $172,000 in fiscal year 2019, as Certainty’s net loss decreased. The decrease in Certainty’s net loss was primarily due to a decrease in employee stock option and stock award compensation expense of approximately $1,315,000 and a decrease in research and development expense of approximately $547,000.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of January 7, 2021, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. During fiscal year 2020, we raised approximately $9,266,000, net of expenses, through at-the-market equity offerings of 3,854,305 shares of common stock. This included approximately $427,000, net of expenses, through the sale of 112,238 shares of common stock in an at-the market equity offering which expired in November 2019 and approximately $8,839,000, net of expenses, through the sale of 3,742,067 shares of common stock in an at-the-market equity offering under which we may issue up to $50 million of common stock. Under our current at-the-market equity program which is currently effective and may remain available for us to use in the future, as of October 31, 2020, we may sell an additional approximately $40,811,000 of common stock. We may seek to obtain working capital during our fiscal year 2021 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the year ended October 31, 2020, cash used in operating activities was approximately $6,176,000. Cash used in investing activities was approximately $306,000, resulting from the purchases of certificates of deposit totaling $5,010,000 and the purchase of property and equipment of approximately $16,000, which was offset by the proceeds on maturities of certificates of deposit totaling $4,720,000. Cash provided by financing activities was approximately $9,407,000, resulting from the sale of 3,854,305 shares of common stock in at-the-market equity offerings of approximately $9,266,000, the proceeds from exercise of stock options of approximately $122,000 and the proceeds from the sale of common stock pursuant to employee stock purchase plan of approximately $18,000. As a result, our cash, cash equivalents, and short-term investments at October 31, 2020 increased approximately $3,215,000 to approximately $9,057,000 from approximately $5,842,000 at the end of fiscal year 2019.

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

●	Revenue Recognition; and
●	Stock-Based Compensation.

Revenue Recognition

Our revenue has been derived solely from technology licensing and the sale of patented technologies. Revenue is recognized upon transfer of control of intellectual property rights and satisfaction of other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive.

On November 1, 2018 we adopted Accounting Standards Update 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers” using the modified retrospective method. Upon adoption of ASU 2014-09 we are required to make certain judgments and estimates in connection with the accounting for revenue. Such areas may include determining the existence of a contract and identifying each party’s rights and obligations to transfer goods and services, identifying the performance obligations in the contract, determining the transaction price and allocating the transaction price to separate performance obligations, estimating the timing of satisfaction of performance obligations, determining whether a promise to grant a license is distinct from other promised goods or services and evaluating whether a license transfers to a customer at a point in time or over time.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of fiscal year 2020.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of October 31, 2020. In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a permanent exemption of the Commission that permits the Company to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2020 has not been audited by our auditors, Haskell & White LLP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

On January 7, 2021, the Board of Directors of the Company confirmed its intention to hold the Company’s 2021 Annual Meeting of Shareholders (the “2021 Annual Meeting”) on Friday, May 21, 2021. The time and location of the 2021 Annual Meeting, and the matters to be considered, will be as set forth in the Company’s definitive proxy statement for the 2021 Annual Meeting to be filed in due course with the SEC.

Since the date of the 2021 Annual Meeting has been changed by more than 30 days from the anniversary date of the Company’s last annual meeting of shareholders, the Company is informing shareholders of this change and the updated deadline for shareholders to submit nominations for director or proposals for consideration at the 2021 Annual Meeting in accordance with the rules and regulations of the SEC and the Company’s By-laws. Accordingly, shareholders wishing to nominate a candidate for director or to propose other business at the 2021 Annual Meeting must ensure proper notice is received by the Company at its offices no later than March 17, 2021. The notice must include all of the information required by the Company’s By-laws.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Directors and Executive Officers

The following table sets forth certain information with respect to all of our directors and executive officers:

Name	Position with the Company and Principal Occupation	Age	Director and/or Executive Officer Since
Dr. Amit Kumar	Chairman of the Board, President and Chief Executive Officer	56	2012
Lewis H. Titterton, Jr.	Lead Independent Director	76	2017
Dr. Arnold Baskies	Director	71	2018
David Cavalier	Director	51	2018
Emily Gottschalk	Director	60	2019
Dr. John Monahan	Director	74	2016
Michael J. Catelani	Chief Operating Officer and Chief Financial Officer	54	2016

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

Amit Kumar, Ph.D., 56, Chairman of the Board, President and Chief Executive Officer. Dr. Kumar has served as our President and Chief Executive Officer since July 2017, as a director of the Company since November 2012 and as Chairman of the Board since August 2016. From June 2015 until August 2016, he served as Vice Chairman of the Board. Dr. Kumar served as a strategic advisor to the Company from September 2012 until July 2017. He has been Executive Chairman of the board of directors of Anixa Diagnostics Corporation, a wholly-owned subsidiary of the Company since June 2015. Upon his appointment as Executive Chairman of Anixa Diagnostics, Dr. Kumar resigned from his position as the CEO of Geo Fossil Fuels LLC, an energy company, which he had held since December 2010. From September 2001 to June 2010, he was President and CEO of CombiMatrix Corporation, a NASDAQ listed biotechnology company and also served as director from September 2000 to June 2012. He was Vice President of Life Sciences of Acacia Research Corporation, a publicly traded investment company, from July 2000 to August 2007 and also served as a director from January 2003 to August 2007. Dr. Kumar has served as Chairman of the board of directors of Ascent Solar Technologies, Inc., a publicly-held solar energy company, since June 2007. He served as a director of Aeolus Pharmaceuticals, Inc., a publicly traded biotechnology company, from June 2004 to June 2018. Dr. Kumar is Chairman of Actym Therapeutics, a private biotechnology company. Dr. Kumar has served on the board of the American Cancer Society since 2016. Dr. Kumar holds an A.B. in Chemistry from Occidental College. After graduate studies at Stanford University and Caltech, he received his Ph.D. from Caltech and completed his post-doctoral training at Harvard University. He has experience in technology driven startups, both at the board of directors and operating levels, in a broad variety of areas including finance, acquisitions, research and development, and marketing, and, as described above, has served as a director and/or officer of various publicly traded companies.

Lewis H. Titterton, Jr., 76, Director. Mr. Titterton has served as a director since July 2017, and as Lead Independent Director since July 2018. He previously served as a director of the Company from August 2010 through August 2016, as the Chairman of the Board from July 2012 through August 2016, and interim Chief Executive Officer from August 2012 until September 2012. He served on the board of directors of ParkerVision, Inc., a publicly traded wireless technology company, from September 2018 to April 2019. His background is in high technology with an emphasis on health care and he was the Chairman of the Board of Directors of NYMED, Inc., a diversified health services company, from 1989 until October 2018. Mr. Titterton founded MedE America, Inc. in 1986 and was Chief Executive Officer of Management and Planning Services, Inc. from 1978 to 1986. Mr. Titterton also served as one of our Directors from July 1999 to January 2003. He holds an MBA from the State University of New York at Albany, and a B.A. degree from Cornell University. Mr. Titterton has been involved with our Company as a director or investor for over twenty years. Mr. Titterton also has substantial experience with advising on the strategic development of technology companies and over forty years of experience in various aspects of the technology industry.

Arnold Baskies, MD, FACS, 71, Director. Dr. Baskies has served on our Board since September 2018. He previously served as a director of the Company from August 2016 until September 2017. Dr. Baskies is a surgical oncologist affiliated with Virtua Health Systems in southern New Jersey, where he specializes in surgical oncology and general surgery, and is Clinical Professor of Surgery at Rowan School of Medicine. He trained at Boston University Medical Center and the Surgery Branch of the National Cancer Institute where his early research involved immunotherapy. He has extensive experience in all facets of general surgical and surgical oncologic problems, with special interests in the treatment of breast cancer, gastrointestinal cancers, thyroid cancer, melanoma, and parathyroid disease, and is a co-investigator in several national studies dealing with breast cancer prevention. Dr. Baskies has served as a director of Baudax Bio, Inc., a publicly-held biotechnology company, since August 2020. He served as chairman of the New Jersey Governor’s Task Force on Early Detection, Prevention and Treatment of Cancer, having created and chaired the cancer control plan for the state from 2000-2016, and is a member of numerous societies, including the Society of Surgical Oncology, the American Society of Breast Surgeons, and the American College of Surgeons. Dr. Baskies has been involved with the American Cancer Society for 40 years. He was awarded the Society’s Silver Chalice Award in 1998 and the Society’s St. George National Award in 2009. He has held leadership positions at many levels of the organization, including service as the first board scientific officer for the American Cancer Society Board of Directors in 2015, and was the chief medical officer and Chairman of the Board of Directors of the former Eastern Division of the American Cancer Society. In 2017, he served as the Chairman of the National Board of Directors of the American Cancer Society. He helped develop the current guidelines for breast cancer screening and colon cancer screening which are used on a daily basis in the United States and internationally. He chairs the Global Cancer Control Advisory Council for the society and the St. Baldrick’s Foundation/ACS Alliance. He has helped set the standards for cancer care accreditation through his involvement with the Commission on Cancer. He received a medical degree from Boston University School of Medicine in 1975 and a bachelor of arts degree from Boston University College of Liberal Arts in 1971.

David Cavalier, 51, Director. Mr. Cavalier has served on our Board since September 2018. He is a seasoned executive and investor with over 20 years of experience in the biotechnology sector. He is currently the Chief Operating Officer of Mab & Stoke, Inc., a direct-to-consumer health and wellness company. He was the Chairman, from 2004 to 2018, and Chief Financial Officer, from 2013 to 2018, of Aeolus Pharmaceuticals, Inc., a biotechnology company where in 2011 he was instrumental in winning and managing a $118 million advanced research and development contract from the U.S. Government. Prior to Aeolus, Mr. Cavalier was the founder, portfolio manager and Chief Operating Officer of Xmark Opportunity Partners, a biotechnology investment firm. Xmark was an activist fund, focused on creating positive change at the board and management level for portfolio companies. He began his biotech investment career at Brown Simpson Asset Management, where he co-managed the life sciences investment group. Mr. Cavalier previously worked for Tiger Real Estate, a private investment fund sponsored by Tiger Management Corporation. He began his career in the Investment Banking Division of Goldman, Sachs & Co. working on debt and equity offerings for public and private real estate companies. Mr. Cavalier currently serves as the Chairman of the New York Advisory Board for Enterprise Community Partners, a non-profit focused on policy, program and capital solutions for affordable housing. He received his B.A. from Yale University and his M.Phil. from Oxford University.

Emily Gottschalk, 60, Director. Ms. Gottschalk has served on our Board since October 2019. She is an experienced marketer with over 30 years of developing products for the consumer marketplace. She has been the CEO of The Garr Group, Inc. since 1997, a diverse entertainment and new product development company that she founded that sells entertainment and general merchandise to the mass, specialty and on-line market. Ms. Gottschalk co-founded IdeationUSA, LLC in 2017, a product development company focused on bringing innovative electronics to the consumer market. IdeationUSA identifies “white space” opportunities in the marketplace and defines and develops products that uniquely touch consumers lives. Ideation is equally focused on brick and mortar, on-line and emerging distribution channels. Previously, she was Marketing Director of Zany Brainy, a children’s educational toy store that she launched. Since 1997, Ms. Gottschalk’s companies have produced over 150 million CD’s/DVD’s to the US retail market, developed a proprietary Android tablet called “RealPad, by AARP” with Intel and has created private label brands across the home and craft market. She is a graduate of Cornell University’s School of Hotel Administration and serves on the board of several philanthropic organizations.

John Monahan, Ph.D., 74, Director. Dr. Monahan has served on our Board since August 2016. He is an experienced executive and has served on a number of biotechnology company boards over the years. He is currently a director of Synthetic Biologics, Inc., a publicly traded biotechnology company, and from 2010 through 2015 he was the Senior Executive Vice President of Research & Development at Synthetic Biologics, Inc. He is also a director of Heat Biologics, Inc., a publicly traded biotechnology company, a position that he has held since 2011. In 1992 he founded Avigen, Inc., a biotechnology company that pioneered the development of gene medicines based on adeno-associated virus vectors, now an industry standard. Over a 12-year period as its Chief Executive Officer, Dr. Monahan took Avigen public through an initial public offering raising over $235 million and led the company through several IND applications. Prior to Avigen, Dr. Monahan served as Vice President - Research and Development at Somatix Therapy Corp., and Director of Molecular & Cell Biology at Triton Biosciences, Inc. He was also previously Research Group Chief, Department of Molecular Genetics at Hoffmann-LaRoche Inc., and Adjunct Assistant Professor, Department of Cell Biology at New York University. Dr. Monahan earned a Ph.D. in Biochemistry from McMaster University, Hamilton, Canada, and a B.S. in Science from University College, Dublin, Ireland. Dr. Monahan has over 50 publications in scientific literature and has made hundreds of presentations and public TV appearances, to scientific groups, investors and the general public over the years.

Michael J. Catelani, 54, Chief Operating Officer and Chief Financial Officer. Mr. Catelani has served as our Chief Operating Officer since July 2017 and as Chief Financial Officer since November 2016. Mr. Catelani is a seasoned executive with over 30 years of experience in finance and operations. From October 2012 to July 2017, he served as a contract Chief Financial Officer to a number of established privately held businesses in the biotechnology field. In July 2006, he co-founded Tacere Therapeutics, Inc., a privately held biotechnology company, and served as its Chairman, President and Chief Financial Officer until its sale in October 2012. While at Tacere, Mr. Catelani was instrumental in establishing and managing a $150 million drug development collaboration with Pfizer, Inc. Prior to Tacere, he served on the Board of Directors and was the Chief Financial Officer of Benitec Biopharma Limited, an Australian Stock Exchange-listed biotechnology company. Prior to Benitec, Mr. Catelani served as Vice President and Chief Financial Officer at Axon Instruments, Inc., a U.S. corporation publicly traded on the Australian Stock Exchange that was a leading designer and manufacturer of instrumentation and software systems for biotechnology and diagnostics research. Previously, he served as the Vice President of Finance for Media Arts Group, Inc., an NYSE-listed company. Mr. Catelani has also worked with several early stage start-up companies in a variety of industries, including biotechnology, cleantech and retail, in both advisory and management roles. Mr. Catelani began his professional career at Ernst & Young and is a CPA (Inactive). He holds a B.S. degree in Business Administration, with a concentration in Accountancy, from Sacramento State University and an MBA from the University of California, Davis.

Of our current directors and executive officers, Drs. Kumar, Baskies and Monahan and Messrs. Titterton and Cavalier have served as a director of another public company within the past five years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2020.

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

●	Candidates should be individuals of personal integrity and ethical character.
●	Candidates should have background, achievements, and experience that will enhance our Board. This may come from experience in areas important to our business, substantial accomplishments or prior or current associations with institutions noted for their excellence.
●	Candidates should have demonstrated leadership ability, the intelligence and ability to make independent analytical inquiries and the ability to exercise sound business judgment.

●	Candidates should be free from conflicts that would impair their ability to discharge the fiduciary duties owed as a director to Anixa and its stockholders, and we will consider directors’ independence from our management and stockholders.
●	Candidates should have, and be prepared to devote, adequate time and energy to the Board and its committees to ensure the diligent performance of their duties, including by attending meetings of the Board and its committees.
●	Due consideration will be given to the Board’s overall balance of diversity of perspectives, backgrounds and experiences, as well as age, gender and ethnicity.
●	Consideration will also be given to relevant legal and regulatory requirements.

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

The following table sets forth certain information for the fiscal years ended October 31, 2020 and 2019, with respect to compensation awarded to, earned by or paid to our Chairman of the Board, President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer (the “Named Executive Officers”). No other executive officer received total compensation in excess of $100,000 during fiscal year 2020.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total Compensation ($)
Dr. Amit Kumar Chairman of the Board,	2020	$521,625	$160,000	$1,674,400	$39,240	$2,395,265
President and Chief Executive Officer	2019	$476,250	$150,000	$-	$39,240	$665,490
Michael J. Catelani	2020	$287,219	$50,000	$322,000	$-	$659.219
Chief Operating Officer and Chief Financial Officer	2019	$263,021	$50,000	$-	$-	$313,021

(1)	These amounts have been calculated in accordance with Accounting Standards Codification (“ASC”) 718. A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for fiscal year ended October 31, 2020, included elsewhere in this Annual Report on Form 10-K. These amounts reflect our accounting expense for these stock options and restricted stock awards and do not correspond to the actual value that may be recognized by our Named Executive Officers.
(2)	These amounts reflect the sum of the incremental cost to us of all perquisites and personal benefits, which consisted of compensation for use of a home office and reimbursement of medical insurance benefits for Dr. Kumar.

Employment Agreements

Consulting Agreement with Dr. Amit Kumar

On September 19, 2012, the Company entered into a Consulting Agreement with Dr. Amit Kumar (the “Kumar Agreement”) pursuant to which Dr. Kumar agreed to provide business consulting services for an initial annual consulting fee of $120,000. On June 15, 2015, Dr. Kumar was appointed Vice Chairman of the Company and Executive Chairman of Anixa Diagnostics. As a result of this appointment, Dr. Kumar’s annual cash compensation was increased to $300,000 by the Board. On August 23, 2016, Dr. Kumar was appointed Executive Chairman of the Company, and on July 6, 2017, Dr. Kumar was appointed President and Chief Executive Officer of the Company. As of the beginning of each subsequent calendar year, Dr. Kumar’s salary has been reviewed and adjusted by the Board’s Compensation Committee. On January 1, 2021, Dr. Kumar’s annual salary was $582,085.

If Dr. Kumar’s services are terminated by the Company or he terminates his services for any reason or no reason, the Company shall be obligated to pay to Dr. Kumar only any earned compensation and/or bonus due under the Kumar Agreement and any earned and unused paid time off and any unpaid reasonable and necessary expenses, due to him through the date of termination. All such payments shall be made in a lump sum immediately following termination.

Stock Options

Outstanding Stock Option Awards

The following table sets forth certain information with respect to unexercised stock options held by the Named Executive Officers outstanding on October 31, 2020:

OUTSTANDING OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Un-Exercisable		Option Exercise Price ($)	Option Expiration Date
Time-based Option Awards
Dr. Amit Kumar	320,000				$2.575	9/19/2022
	106,667				$2.575	9/19/2022
	213,333				$2.575	9/19/2022
	40,000				$2.575	11/8/2023
	200,000				$2.92	2/18/2026
	500,000	(1)	100,000	(1)	$3.70	5/8/2028
	158,889	(2)	361,111	(2)	$3.84	12/12/29
Michael J. Catelani	50,000				$4.85	11/15/2026
	162,500	(3)	37,500	(3)	$0.96	7/6/2027
	416,667	(1)	83,333	(1)	$3.70	5/8/2028
	30,556	(2)	69,444	(2)	$3.84	12/12/29
Performance-based Option Awards
Dr. Amit Kumar	500,000	(4)	1,000,000	(4)	$3.70	5/8/2028

(1)	Options vest and become exercisable in 36 consecutive monthly installments, beginning May 31, 2018 and continuing through April 30, 2021.
(2)	Options vest and become exercisable in 36 consecutive monthly installments, beginning December 31, 2019 and continuing through November 30, 2022.
(3)	Options vest and become exercisable in one installment of 50,000 on July 6, 2018 and the remainder in twelve consecutive quarterly installments, beginning October 31, 2018 and continuing through July 31, 2021.
(4)	Options shall vest as follows: (i) 500,000 shares vest if during any 20 trading day period on or before May 31, 2021, the average closing stock price of the Company’s Common Stock is at least $5.00, (ii) 500,000 shares vest if during any 20 trading day period on or before May 31, 2021, the average closing stock price of the Company’s Common Stock is at least $7.00, and (iii) 500,000 shares vest if during any 20 trading day period on or before May 31, 2021, the average closing stock price of the Company’s Common Stock is at least $8.00.

Stock Option Grants

The following table summarizes stock option grants during fiscal year 2020.

GRANTS OF OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($)	Grant Date Fair Value ($) (1)
Amit Kumar	12/12/19	520,000	$3.84	$1,674,400
Michael J. Catelani	12/12/19	100,000	$3.84	$322,000

(1)	These amounts have been calculated in accordance with ASC 718. A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for fiscal year ended October 31, 2020, included elsewhere in this Annual Report on Form 10-K. These amounts reflect our accounting expense for these stock options and restricted stock awards and do not correspond to the actual value that may be recognized by our Named Executive Officers.

Stock Option Exercises

During the year ended October 31, 2020, no stock options were exercised by Named Executive Officers.

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

Potential Payments upon Termination or Change in Control

Dr. Amit Kumar

The time-based and performance-based options granted Dr. Kumar on May 8, 2018 provide for the vesting of the unvested portion of his options to be accelerated and such accelerated options to become immediately exercisable upon a change in control as defined below. The intrinsic value of options granted on May 8, 2018 would be $-0-, which was calculated by multiplying (a) 1,100,000 options (being the number of options granted to him on May 8, 2018 that would be accelerated) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2020 of $2.06 and (y) the options’ exercise price of $3.70 per share.

Options granted Dr. Kumar on December 12, 2019 provide for the vesting of the unvested portion of his options to be accelerated and such accelerated options to become immediately exercisable upon a change in control as defined below. The intrinsic value of options granted on December 12, 2019 would be $-0-, which was calculated by multiplying (a) 361,111 options (being the number of options granted to him on December 12, 2019 that would be accelerated) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2020 of $2.06 and (y) the options’ exercise price of $3.84 per share.

Michael J. Catelani

Options granted Mr. Catelani on July 6, 2017 provide for the vesting of the unvested portion of his options to be accelerated and such accelerated options to become immediately exercisable if Mr. Catelani is terminated without cause or upon a change in control as defined below. The intrinsic value of options granted on July 6, 2017 would be $41,250, which was calculated by multiplying (a) 37,500 options (being the number of options granted to him on July 6, 2017 that would be accelerated) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2019 of $2.06 and (y) the options’ exercise price of $0.96 per share.

Options granted Mr. Catelani on May 8, 2018 provide for the vesting of the unvested portion of his options to be accelerated and such accelerated options to become immediately exercisable upon a change in control as defined below. The intrinsic value of options granted on May 8, 2018 would be $-0-, which was calculated by multiplying (a) 83,333 options (being the number of options granted to him on May 8, 2018 that would be accelerated) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2020 of $2.06 and (y) the options’ exercise price of $3.70 per share.

Options granted Mr. Catelani on December 12, 2019 provide for the vesting of the unvested portion of his options to be accelerated and such accelerated options to become immediately exercisable upon a change in control as defined below. The intrinsic value of options granted on December 12, 2019 would be $-0-, which was calculated by multiplying (a) 69,411 options (being the number of options granted to him on December 12, 2019 that would be accelerated) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2020 of $2.06 and (y) the options’ exercise price of $3.84 per share.

Change in Control

Under our 2010 Share Incentive Plan and our 2018 Share Incentive Plan, “change in control” means:

●	Change in Ownership: A change in ownership of the Company occurs on the date that any one person, or more than one person acting as a group, acquires ownership of stock of the Company that, together with stock held by such person or group, constitutes more than 50% of the total fair market value or total voting power of the stock of the Company, excluding the acquisition of additional stock by a person or more than one person acting as a group who is considered to own more than 50% of the total fair market value or total voting power of the stock of the Company.
●	Change in Effective Control: A change in effective control of the Company occurs on the date that either:
○ any one person, or more than one person acting as a group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) ownership of stock of the Company possessing 30% or more of the total voting power of the stock of the Company; or
○ a majority of the members of the Board is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board before the date of the appointment or election; provided, that this paragraph will apply only to the Company if no other corporation is a majority shareholder.
●	Change in Ownership of Substantial Assets: A change in the ownership of a substantial portion of the Company’s assets occurs on the date that any one person, or more than one person acting as a group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from the Company that have a total gross fair market value equal to or more than 40% of the total gross fair market value of the assets of the Company immediately before such acquisition or acquisitions. For this purpose, “gross fair market value” means the value of the assets of the Company, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

It is the intent that this definition be construed consistent with the definition of “Change of Control” as defined under Code Section 409A and the applicable treasury regulations, as amended from time to time.

Director Compensation

On August 13, 2020, after a review of non-employee director compensation at comparable companies, the Board approved cash and equity compensation of directors. Each non-employee director shall receive cash compensation of $50,000 paid in four quarterly installments, and the grant of a 10 year nonqualified stock option to purchase 30,000 shares of common stock exercisable at $2.68, such option vesting monthly over a one year period. Our employee director, Dr. Amit Kumar, did not receive any additional compensation for services provided as a director during fiscal year 2020.

The 2010 Share Incentive Plan provides that on January 1st of each year, each non-employee director (a “Director Participant”) of the Company at that time shall automatically be granted a 10 year nonqualified stock option to purchase 12,000 shares of common stock (or 16,000 in the case of the Chairman of the Board to the extent he qualifies as a Director Participant), with an exercise price equal to the closing price on the date of grant, that will vest in four equal quarterly installments in the year of grant (the “Annual Grant”). Effective January 1, 2018 through the expiration of the 2010 Share Incentive Plan, each Director Participant waived their right to receive the Annual Grant.

The following table sets forth compensation of Lewis H. Titterton, Jr., Dr. Arnold Baskies, David Cavalier, Emily Gottschalk and Dr. John Monahan, our non-employee directors, for fiscal year 2020:

DIRECTORS’ COMPENSATION
Name	Cash ($)	Option Awards ($) (1)(2)	Total Compensation ($)
Lewis H. Titterton, Jr.	$12,500	$64,320	$76,820
Dr. Arnold Baskies	$12,500	$64,320	$76,820
David Cavalier	$12,500	$64,320	$76,820
Emily Gottschalk	$12,500	$64,320	$76,820
Dr. John Monahan	$12,500	$64,320	$76,820

(1)	These amounts have been calculated in accordance with ASC 718. A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for fiscal year ended October 31, 2020, included elsewhere in this Annual Report on Form 10-K. These amounts reflect our accounting expense for these stock options and do not correspond to the actual value that may be recognized by our directors.
(2)	At October 31, 2020, Mr. Titterton, Dr. Baskies, Mr. Cavalier, Ms. Gosttschalk and Dr. Monahan held unexercised stock options to purchase 685,000, 158,000, 120,000, 75,000 and 188,000 shares respectively, of our common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to our common stock beneficially owned as of January 7, 2021 (or exercisable within 60 days of such date) by (a) each person who is known by our management to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our directors and executive officers, and (c) all directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)(3)(4)(5)	Percent of Class (6)
Directors and Officers of the Company
Dr. Amit Kumar 3150 Almaden Expressway, Suite 250 San Jose, CA 95118	4,008,667	14.2%
Lewis H. Titterton, Jr. 3150 Almaden Expressway, Suite 250 San Jose, CA 95118	1,642,826	6.2%
Michael J. Catelani 3150 Almaden Expressway, Suite 250 San Jose, CA 95118	754,971	2.8%
Dr. John Monahan 3150 Almaden Expressway, Suite 250 San Jose, CA 95118	226,400	*	%
Dr. Arnold Baskies 3150 Almaden Expressway, Suite 250 San Jose, CA 95118	186,500	*	%
David Cavalier 3150 Almaden Expressway, Suite 250 San Jose, CA 95118	109,500	*	%
Emily Gottschalk 3150 Almaden Expressway, Suite 250 San Jose, CA 95118	62,500	*	%
All Directors and Executive Officers as a Group (7 persons)	6,991,364	23.2%

* Less than 1%.

(1)	A beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security or has the right to obtain such voting power and/or investment power within sixty (60) days. Except as otherwise noted, each designated beneficial owner in this Annual Report on Form 10-K has sole voting power and investment power with respect to the shares of common stock beneficially owned by such person.
(2)	Includes 240,000 shares, 474,000 shares, 225,000 shares, 113,000 shares, 83,000 shares, 45,000 shares and 1,180,000 shares which Dr. Amit Kumar, Lewis H. Titterton, Jr., Michael J. Catelani, Dr. John Monahan, Dr. Arnold Baskies, David Cavalier and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 2010 Share Incentive Plan.
(3)	Includes 1,366,667 shares, 62,500 shares, 522,222 shares, 62,500 shares, 62,500 shares, 62,500 shares, 62,500 shares and 2,201,389 shares which Dr. Amit Kumar, Lewis H. Titterton, Jr., Michael J. Catelani, Dr. John Monahan, Dr. Arnold Baskies, David Cavalier, Emily Gottschalk and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 2018 Share Incentive Plan.

(4)	Includes 640,000 shares, 86,000 shares and 726,000 shares which Dr. Amit Kumar, Lewis H. Titterton, Jr. and all directors and executive officers as a group, respectively, have the right to acquire within 60 days pursuant to option agreements with the Company.
(5)	Includes 1,500,000 restricted shares of common stock awarded to Dr. Amit Kumar pursuant to the 2018 Share Incentive Plan for which Dr. Kumar has voting rights but that vest only if during any twenty (20) trading day period on or before May 31, 2021 in which Dr. Kumar is employed by Anixa, the average closing stock price of the Company’s common stock is at least $11.00.
(6)	Based on 26,076,819 shares of common stock outstanding as of January 7, 2020.

Change in Control

We are not aware of any arrangement that might result in a change in control of the Company in the future.

Equity Compensation Plan Information

The following is information as of October 31, 2020 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our our 2010 Share Incentive Plan and our 2018 Share Incentive Plan. See Note 4 to our Consolidated Financial Statements for more information on these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders (1)	3,605,534	$2.70	-
Equity compensation plans approved by security holders (2)	4,346,661	$3.69	2,388,339

(1)	On July 14, 2010 the Board adopted the 2010 Share Incentive Plan. Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates are eligible to participate in the 2010 Share Incentive Plan. The 2010 Share Incentive Plan provides for the grant of stock options, stock appreciation rights, stock awards, and performance awards and stock units (the “2010 Benefits”). The maximum number of shares of common stock available for issuance under the 2010 Share Incentive Plan was initially 600,000 shares. On July 6, 2011 and August 29, 2012, the 2010 Share Incentive Plan was amended by our Board to increase the maximum number of shares of common stock that may be granted to 1,080,000 and 1,200,000 shares, respectively. On November 8, 2013, the Board approved an amendment to provide that effective and following November 8, 2013, the maximum aggregate number of shares available for issuance will be 800,000 shares. Additionally, commencing on the first business day in 2014 and on the first business day of each calendar year thereafter, the maximum aggregate number of shares available for issuance shall be replenished such that, as of such first business day, the maximum aggregate number of shares available for issuance shall be 800,000 shares. Current and future non-employee directors are automatically granted a 10 year nonqualified stock option to purchase 12,000 shares of Common Stock (or 16,000 in the case of the Chairman of the Board) on January 1st of each year that will vest in four equal quarterly installments. The 2010 Share Incentive Plan was administered by the Stock Option Committee through August 2012, from August 2012 through November 2012, by the Executive Committee of the Board of Directors, from November 2012 through July 2015, by the Board of Directors and since July 2015, by the Compensation Committee, which determines the option price, term and provisions of the 2010 Benefits. The 2010 Share Incentive Plan terminated with respect to additional grants on July 14, 2020.

(2)	The 2018 Share Incentive Plan was adopted by the Board on January 25, 2018 and approved by our shareholders on March 29, 2018. Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates are eligible to participate in the 2018 Share Incentive Plan. The 2018 Share Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units (the “2018 Benefits”). The maximum number of shares of common stock available for issuance under the 2018 Share Incentive Plan was initially 5,000,000 shares. Additionally, commencing on the first business day in January 2019 and on the first business day of each calendar year thereafter, the maximum aggregate number of shares available for issuance shall be replenished such that, as of such first business day, the maximum aggregate number of shares available for issuance shall be 2,000,000 shares. The 2018 Share Incentive Plan is administered by the Compensation Committee, which determines the option price, term and provisions of the 2018 Benefits. The 2018 Share Incentive Plan terminates with respect to additional grants on March 28, 2028. The Board may amend, suspend or terminate the 2018 Share Incentive Plan at any time, subject in certain respects to obtaining shareholder approval.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

The following table describes fees for professional audit services rendered and billed by Haskell & White LLP, our present independent registered public accounting firm and principal accountant, for the audit of our consolidated financial statements and for other services during fiscal years 2020 and 2019.

Type of Fee	2020	2019
Audit Fees (1)	$79,650	$79,850
Audit Related Fees (2)	1,000	6,500
Tax Fees (3)	28,000	33,000
All Other Fees (4)	7,500	8,150
Total	$116,150	$127,500

(1)	Audit fees for fiscal years 2020 and 2019 represent fees billed for services rendered by Haskell & White LLP for the audit of our consolidated financial statements and review of our quarterly reports on Form 10-Q.
(2)	Audit related fees for fiscal years 2020 and 2019 represent fees billed for services rendered by Haskell & White LLP in connection with our Registration Statements filed during fiscal years 2020 and 2019.
(3)	Tax Fees for fiscal years 2020 and 2019 represent fees billed for services rendered by Haskell & White LLP for the preparation of Federal and State income tax returns.
(4)	All other fees for fiscal years 2020 and 2019 represent fees billed for services rendered by Haskell & White LLP in connection with the preparation of comfort letters and research of various tax subjects.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our Board is ultimately responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. On July 9, 2015, the Board established an Audit Committee which was authorized to assume these responsibilities. Haskell & White LLP’s engagement to conduct all audit and permissible non-audit related activities incurred during fiscal years 2020 and 2019 were approved by our audit committee in accordance with these procedures.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)(2) Financial Statement Schedules

See accompanying “Index to Consolidated Financial Statements.”

(b)	Exhibits

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and Form S-3, dated February 11, 2014.)
3.2	Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.2 to our Form 10-K for the fiscal year ended October 31, 2013.)
3.3	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated September 4, 2014.)
3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated September 10, 2014.)
3.5	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated June 25, 2015.)
3.6	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended April 30, 2018.)
3.7	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated October 1, 2018.)
3.8	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated August 13, 2020.)
3.9	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.8 to our Form 10-K for the fiscal year ended October 31, 2019.)
4.1	Form of Warrant issued to Adaptive Capital LLC. (Incorporated by reference to Exhibit 4.2 to our Form 10-K, dated December 7, 2016.).
4.2	Form of Warrant issued to Acorn Management Partners LLC. (Filed herewith.).
10.1	2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 20, 2010.)
10.2	Amendment No. 1 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 7, 2011.)
10.3	Amendment No. 2 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 5, 2012.)
10.4	Amendment No. 3 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended January 31, 2014.)
10.5	2018 Share Incentive Plan. (Incorporated by reference to Exhibit 4.13 to our Form S-8 dated October 1, 2018.)
10.6	Consulting Agreement, dated as of September 19, 2012, between the Company and Amit Kumar. (Incorporated by reference to Exhibit 10.37 to our Form 10-K for the fiscal year ended October 31, 2012.) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)
10.7	License Agreement, dated November 13, 2017, between Certainty Therapeutics, Inc. and The Wistar Institute of Anatomy and Biology. (Incorporated by reference to Exhibit 10.14 to our Form 10-K, dated January 9, 2018.) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)
10.8	Collaboration Agreement, dated November 17, 2017, between Certainty Therapeutics, Inc. and H. Lee Moffitt Cancer Center and Research Institute, Inc. (Incorporated by reference to Exhibit 10.15 to our Form 10-K, dated January 9, 2018.) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)
10.9	Amendment 1 to the Collaboration Agreement between Certainty Therapeutics, Inc. and H. Lee Moffitt Cancer Center and Research Institute, Inc. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended July 31, 2019.)

10.10	Amendment 2 to the Collaboration Agreement between Certainty Therapeutics, Inc. and H. Lee Moffitt Cancer Center and Research Institute, Inc. (Filed herewith.) (Certain information has been redacted in the marked portions of the exhibit.)
10.11	Exclusive License Agreement, dated July 8, 2019, between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended July 31, 2019.) (Certain information has been redacted in the marked portions of the exhibit.)
10.12	Collaboration Agreement, dated April 14, 2020, between the Company and OntoChem GmbH. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended April 30, 2020.) (Certain information has been redacted in the marked portions of the exhibit.)
10.13	Amendement to Collaboration Agreement between the Company and OntoChem GmbH. (Filed herewith.)
10.14	Exclusive License Agreement, dated October 20, 2020, between the Company and The Cleveland Clinic Foundation. (Filed herewith.) (Certain information has been redacted in the marked portions of the exhibit.)
10.15	At Market Issuance Sales Agreement, dated June 21, 2019, between the Company and B. Riley FBR, Inc. (Incorporated by reference to Exhibit 10.1 to our Registration Statement of Form S-3 filed June 11, 2019.)
14	Code of Conduct (Filed herewith.)
21	Subsidiaries of Anixa Biosciences, Inc. (Filed herewith.)
23.1	Consent of Haskell & White LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 7, 2021. (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 7, 2021. (Filed herewith.)
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 7, 2021. (Filed herewith.)
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 7, 2021. (Filed herewith.)

Item 16.	Form 10-K Summary.

The Company has elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anixa Biosciences, Inc.

	By:	/s/ Amit Kumar
Dr. Amit Kumar
Chairman of the Board, President and
January 7, 2021		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Amit Kumar
Dr. Amit Kumar
Chairman of the Board, President and
Chief Executive Officer
January 7, 2021		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
Chief Operating Officer and
Chief Financial Officer
January 7, 2021		(Principal Financial and Accounting Officer)

	By:	/s/ Lewis H. Titterton, Jr.
Lewis H. Titterton, Jr.
January 7, 2021		Director

	By:	/s/ Arnold Baskies
Dr. Arnold Baskies
January 7, 2021		Director

	By:	/s/ David Cavalier
David Cavalier
January 7, 2021		Director

	By:	/s/ Emily Gottschalk
Emily Gottschalk
January 7, 2021		Director

	By:	/s/ John Monahan
Dr. John Monahan
January 7, 2021		Director

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Anixa Biosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Anixa Biosciences, Inc. (the “Company”) as of October 31, 2020 and 2019, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended October 31, 2020, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States.

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

Irvine, California
January 7, 2021

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$6,417,061	$3,491,625
Short–term investments in certificates of deposit	2,640,000	2,350,000
Receivables	2,231	66,527
Prepaid expenses and other current assets	309,332	184,972
Total current assets	9,368,624	6,093,124

Property and equipment, net of accumulated depreciation of $-0- and $95,015, respectively	-	200,569
Operating lease right-of-use asset	54,340	-
Other assets	30,000	-

Total assets	$9,452,964	$6,293,693

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$232,368	$585,817
Accrued expenses	901,025	895,498
Operating lease liability	55,198	-
Total current liabilities	1,188,591	1,481,315

Commitments and contingencies (Note 6)
Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 and 48,000,000 shares authorized, respectively; 24,248,695 and 20,331,754 shares issued and outstanding, respectively	242,486	203,317
Additional paid-in capital	200,354,488	186,849,299
Accumulated deficit	(191,835,618)	(181,817,263)
Total shareholders’ equity	8,761,356	5,235,353
Noncontrolling interest (Note 2)	(496,983)	(422,975)
Total equity	8,264,373	4,812,378

Total liabilities and equity	$9,452,964	$6,293,693

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended October 31,
	2020	2019

Revenue	$-	$250,000

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses	-	166,250
Amortization of patents	-	418,750
Research and development expenses (including non-cash share based compensation expenses of $1,484,545 and $2,825,630, respectively)	4,381,205	5,473,427
General and administrative expenses (including non-cash share based compensation expenses of $2,652,915 and $2,888,115, respectively)	5,596,997	5,662,828
Impairment in carrying amount of patent assets (Note 2)	-	418,750

Total operating costs and expenses	9,978,202	12,140,005

Loss from operations	(9,978,202)	(11,890,005)

Loss on disposal of property and equipment	(148,084)	-

Interest income	33,923	71,353

Net loss	(10,092,363)	(11,818,652)

Less: Net loss attributable to noncontrolling interest	(74,008)	(171,598)

Net loss attributable to common stockholders	$(10,018,355)	$(11,647,054)

Net loss per share:
Basic and diluted	$(0.45)	$(0.59)

Weighted average common shares outstanding:
Basic and diluted	22,229,042	19,789,795

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2020 and 2019

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

BALANCE, October 31, 2018	18,908,632	$189,086	$175,415,931	$(170,170,209)	$5,434,808	$(251,377)	$5,183,431

Stock option compensation to employees and directors	-	-	3,560,883	-	3,560,883	-	3,560,883

Stock options and warrants issued to consultants	-	-	198,421	-	198,421	-	198,421

Common stock issued upon exercise of stock options	47,600	476	121,594	-	122,070	-	122,070

Restricted stock award compensation to employee pursuant to stock incentive plan	-	-	1,954,441	-	1,954,441	-	1,954,441

Common stock issued pursuant to employee stock purchase plan	11,650	116	38,970	-	39,086	-	39,086

Common stock issued in at-the-market offering	1,363,872	13,639	5,513,789	-	5,527,428	-	5,527,428

Shareholder derivative complaint settlement	-	-	45,270	-	45,270	-	45,270

Net Loss	-	-	-	(11,647,054)	(11,647,054)	(171,598)	(11,818,652)

BALANCE, October 31, 2019	20,331,754	$203,317	$186,849,299	$(181,817,263)	$5,235,353	$(422,975)	$4,812,378

Stock option compensation to employees and directors	-	-	3,922,719	-	3,922,719	-	3,922,719

Stock options issued to consultants	-	-	214,741	-	214,741	-	214,741

Common stock issued upon exercise of stock options	51,100	511	121,759	-	122,270	-	122,270

Common stock issued pursuant to employee stock purchase plan	11,536	115	18,336	-	18,451	-	18,451

Common stock issued in at-the-market offering	3,854,305	38,543	9,227,634	-	9,266,177	-	9,266,177

Net Loss	-	-	-	(10,018,355)	(10,018,355)	(74,008)	(10,092,363)

BALANCE, October 31, 2020	24,248,695	$242,486	$200,354,488	$(191,835,618)	$8,761,356	$(496,983)	$8,264,373

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended October 31,
	2020	2019
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(10,092,363)	$(11,818,652)
Stock option compensation to employees and directors	3,922,719	3,560,883
Stock options and warrants issued to consultants	214,741	198,421
Restricted stock award compensation to employee pursuant to stock incentive plan	-	1,954,441
Amortization of patents	-	418,750
Depreciation of property and equipment	38,276	47,558
Loss on disposal of property and equipment	148,084	-
Amortization of operating lease right-of-use asset	51,881	-
Impairment in carrying amount of patent assets	-	418,750
Change in operating assets and liabilities:
Receivables	64,296	271,700
Prepaid expenses and other current assets	(124,360)	(9,481)
Accounts payable	(353,449)	3,805
Accrued expenses	5,527	212,399
Operating lease liability	(51,023)	-
Net cash used in operating activities	(6,175,671)	(4,741,426)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(5,010,000)	(3,850,000)
Proceeds from maturities of short-term investments in certificates of deposit	4,720,000	3,500,000
Purchase of property and equipment	(15,791)	(175,457)
Net cash used in investing activities	(305,791)	(525,457)

Cash flows from financing activities:
Proceeds from sale of common stock in at-the-market offering	9,266,177	5,527,428
Proceeds from sale of common stock pursuant to employee stock purchase plan	18,451	39,086
Proceeds from settlement of shareholder derivative complaint	-	14,034
Proceeds from exercise of stock options and warrants	122,270	122,070
Net cash provided by financing activities	9,406,898	5,702,618

Net increase in cash and cash equivalents	2,925,436	435,735
Cash and cash equivalents at beginning of year	3,491,625	3,055,890
Cash and cash equivalents at end of year	$6,417,061	$3,491,625

Supplemental cash flow information:
Cash proceeds from interest income	$39,890	$55,729

Supplemental disclosure of non-cash investing activity:
Disposal of fully depreciated property and equipment	$-	$(6,343)

Supplemental disclosure of non-cash financing activity:
Note receivable issued for settlement of shareholder derivative complaint	$-	$31,236

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. and its consolidated subsidiaries. Our primary operations involve developing therapies and vaccines that are focused on critical unmet needs in oncology and infectious disease. Our therapeutics programs include the development of a chimeric endocrine receptor T-cell technology, a novel form of CAR-T technology, initially focused on treating ovarian cancer, and the discovery and ultimately development of anti-viral drug candidates for the treatment of COVID-19 focused on inhibiting certain viral protein functions of the virus. Our vaccine programs include the development of a vaccine against triple negative breast cancer (“TNBC”), the most lethal form of breast cancer, and a vaccine against ovarian cancer.

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

In April 2020, in collaboration with OntoChem GmbH (“OntoChem”), we commenced a project to discover and ultimately develop anti-viral drug candidates against COVID-19. Through this collaboration, we utilized advanced computational methods, machine learning, and molecular modeling techniques to perform in silico screening of over 1.2 billion compounds in chemical libraries (including publicly available compounds and OntoChem’s proprietary libraries) to evaluate if any of these compounds could disrupt one of two key enzymes of SARS-CoV-2, the virus that causes the disease COVID-19. We are working with researchers at OntoChem and other collaboration partners to advance the compounds discovered through this screening process toward human clinical testing.

We hold an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Cleveland Clinic Foundation (“Cleveland Clinic”) relating to certain breast cancer vaccine technology developed at Cleveland Clinic. We are working in collaboration with Cleveland Clinic to develop a method to vaccinate women against contracting breast cancer, focused specifically on TNBC. A specific protein, alpha-lactalbumin, has been identified that is only present during lactation in healthy women, but reappears in many forms of breast cancer, especially TNBC. Studies have shown that vaccinating against this protein prevents breast cancer in mice. We are working with researchers and clinicians at Cleveland Clinic to prepare for treatment of patients in a Phase 1a clinical trial.

In November 2020, we executed a license agreement with Cleveland Clinic pursuant to which the Company was granted an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by Cleveland Clinic relating to certain ovarian cancer vaccine technology. This technology pertains to the use of vaccines for the treatment or prevention of ovarian cancers which express the extracellular domain of anti-Mullerian hormone receptor II (“AMHR2-ED”). In healthy tissue, this protein regulates growth and development of egg-containing follicles in the ovary. While expression of AMHR2-ED naturally and markedly declines after menopause, AMHR2-ED is expressed at high levels in the ovaries of postmenopausal women with ovarian cancer. Researchers at Cleveland Clinic believe that a vaccination targeting AMHR2-ED could prevent the occurrence of ovarian cancer.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 2, 2020, we implemented a strategic realignment of our business and redirected resources to exclusively focus on the development of therapeutics and vaccines. Accordingly, we suspended operations of our subsidiary, Anixa Diagnostics Corporation, and the development of the Cchek™ artificial intelligence driven platform of non-invasive blood tests for the early detection of cancer.

Over the next several quarters, we expect the development of our breast and ovarian cancer vaccines, our COVID-19 therapeutic discovery program and Certainty’s CAR-T technology to be the primary focus of the Company. As part of our legacy operations, the Company remains engaged in limited patent licensing activities regarding the Cchek™ liquid biopsy platform, as well as in the area of encrypted audio/video conference calling. We do not expect these activities to be a significant part of the Company’s ongoing operations nor do we expect these activities to require material financial resources or attention of senior management.

Over the past several years, our revenue was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation. We have not generated any revenue to date from our therapeutics or vaccine programs. In addition, while we pursue our therapeutics and vaccine programs, we may also make investments in and form new companies to develop additional emerging technologies. We do not expect to begin generating revenue with respect to any of our current therapy or vaccine programs in the near term. We hope to achieve a profitable outcome by eventually licensing our technologies to large pharmaceutical companies that have the resources and infrastructure in place to manufacture, market and sell our technologies as therapeutics or vaccines. The eventual licensing of any of our technologies may take several years, and may depend on positive results from human clinical trials.

Funding

Based on currently available information as of January 7, 2021, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. During fiscal year 2020, we raised approximately $9,266,000, net of expenses, through at-the-market equity offerings of 3,854,305 shares of common stock. This included approximately $427,000, net of expenses, through the sale of 112,238 shares of common stock in an at-the market equity offering which expired in November 2019 and approximately $8,839,000, net of expenses, through the sale of 3,742,067 shares of common stock in an at-the-market equity offering under which we may issue up to $50 million of common stock. Under our current at-the-market equity program which is currently effective and may remain available for us to use in the future, we may sell an additional approximately $40,811,000 of common stock. We may seek to obtain working capital during our fiscal year 2021 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Anixa Biosciences, Inc. and its wholly and majority owned subsidiaries. All intercompany transactions have been eliminated.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity. The following table sets forth the changes in noncontrolling interest for the two years ended October 31, 2020:

Balance October 31, 2018	$(251,377)
Net loss attributable to noncontrolling interest	(171,598)
Balance October 31, 2019	(422,975)
Net loss attributable to noncontrolling interest	(74,008)
Balance October 31, 2020	$(496,983)

Revenue Recognition

Since fiscal 2016 our revenue has been derived solely from technology licensing and the sale of patented technologies. Revenue is recognized upon transfer of control of intellectual property rights and satisfaction of other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive.

On November 1, 2018 we adopted Accounting Standards Update 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers” using the modified retrospective method. Upon adoption of ASU 2014-09 we are required to make certain judgments and estimates in connection with the accounting for revenue. Such areas may include determining the existence of a contract and identifying each party’s rights and obligations to transfer goods and services, identifying the performance obligations in the contract, determining the transaction price and allocating the transaction price to separate performance obligations, estimating the timing of satisfaction of performance obligations, determining whether a promise to grant a license is distinct from other promised goods or services and evaluating whether a license transfers to a customer at a point in time or over time.

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

Research and Development Expenses

Research and development expenses, consisting primarily of employee compensation, payments to third parties for research and development activities and other direct costs associated with developing a platform for non-invasive blood tests for early detection of cancer, developing immuno-therapy drugs against cancer, development of our breast cancer vaccine, development of our ovarian cancer vaccine and development of anti-viral drug candidates for COVID-19, are expensed in the consolidated financial statements in the year incurred.

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. In accordance with ASC 820, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2020:

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash and cash equivalents	$3,902,292	$-	$-	$3,902,292
Certificates of deposit:
Cash and cash equivalents	2,250,000	-	-	2,250,000
Short term investments	-	2,640,000	-	2,640,000
Total financial assets	$6,152,292	$2,640,000	$-	$8,792,292

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2019:

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash and cash equivalents	$2,706,944	$-	$-	$2,706,944
Certificates of deposit:
Cash and cash equivalents	500,000		-	500,000
Short term investments	-	2,350,000	-	2,350,000
Total financial assets	$3,206,944	$2,350,000	$-	$5,556,944

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

Short-term Investments

At October 31, 2020 and 2019, we had certificates of deposit with maturities greater than 90 days and less than 12 months when acquired of $2,640,000 and $2,350,000, respectively, that were classified as short-term investments and reported at fair value.

Patents

Our only identifiable intangible assets are patents and patent rights. We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life. No patent acquisition costs were capitalized during the years ended October 31, 2020 and 2019. We recorded patent amortization expense of $-0- and approximately $419,000, respectively, during the years ended October 31, 2020 and 2019.

In evaluating the carrying amount of capitalized patents at January 31, 2019, we determined that a write-down of the carrying amount of approximately $419,000, to a carrying value of approximately $168,000, should be recorded as of January 31, 2019. The write-down was based on estimated undiscounted future cash flows of the capitalized patents compared to the carrying value.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our estimates of future cash flows was based on our most recent assessment of the market for potential licensees, as well as the status of ongoing negotiations with potential licensees. While we may be able to generate future cash flows from this patent portfolio, as of October 31, 2020 and 2019, we could not reasonably determine an estimate of any such future cash flows. The carrying value of capitalized patents is $-0- as of October 31, 2020 and 2019.

Property and equipment

We capitalized computers and test equipment used in our cancer diagnostics and therapeutics programs and charged depreciation on a straight-line basis over 60 months. Equipment purchases during the years ended October 31, 2020 and 2019 were approximately $16,000 and $175,000, respectively. We recorded depreciation expense of approximately $38,000 and 48,000, respectively, during the years ended October 31, 2020 and 2019. As a result of the suspension of operations of our subsidiary, Anixa Diagnostics Corporation, as discussed in Note 1, we recorded a loss on disposal of property and equipment of approximately $148,000 during the year ended October 31, 2020.

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

Stock-Based Compensation

We maintain stock equity incentive plans under which we may grant non-qualified stock options, incentive stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, non-employee directors and consultants.

Stock Option Compensation Expense

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”). In accordance with ASC 718, we estimate the fair value of service-based options on the date of grant, using the Black-Scholes pricing model. We recognize compensation expense for stock option awards over the requisite or implied service period of the grant. We recorded stock-based compensation expense, related to service-based stock options granted to employees and directors, of approximately $3,923,000 and $3,185,000, during the years ended October 31, 2020 and 2019, respectively.

Included in stock-based compensation cost for service-based options granted to employees and directors during the years ended October 31, 2020 and 2019 was approximately $3,011,000 and $3,166,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but not yet vested. As of October 31, 2020, there was unrecognized compensation cost related to non-vested service-based stock options granted to employees and directors of approximately $2,605,000, which will be recognized over a weighted-average period of 1.5 years.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For stock options granted to employees that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest). On May 8, 2018, we issued market condition options to purchase 1,500,000 shares of common stock, to our Chairman, President and Chief Executive Officer, vesting at target trading prices of $5.00 to $8.00 per share before May 31, 2021, with implied service periods of three to seven months. The assumptions used in the Monte Carlo Simulation were stock price on date of grant and exercise price of $3.70, contract term of 10 years, expected volatility of 119.6% and risk-free interest rate of 2.97%. We recorded stock-based compensation expense related to market condition stock options granted to employees of $-0- and approximately $376,000 during the years ended October 31, 2020 and 2019, respectively, which included $-0- and approximately $376,000, respectively, of expense related to the amortization of compensation cost for stock options granted in prior periods but not yet vested. As of October 31, 2020, there was no unrecognized compensation cost related to market condition stock options.

On November 1, 2018 we adopted Accounting Standards Update 2018-07 (“ASU 2018-07”) for stock options granted to consultants. Upon adoption of ASU 2018-07 we estimated the fair value of unvested service-based and performance-based stock options at the date of adoption, using the Black-Scholes pricing model. Subsequent to adoption of ASU 2018-07, future grants to consultants are measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, consistent with our policy for grants to employees and directors. In prior periods, in accordance with U.S. GAAP, we estimated the fair value of service-based and performance-based stock options granted to consultants at each reporting period using the Black-Scholes pricing model. We recognize the fair value of stock options granted to consultants as consulting expense over the requisite or implied service period of the grant.

We recorded consulting expense, related to service based and performance-based stock options granted to consultants, during the years ended October 31, 2020 and 2019 of approximately $215,000 and $113,000, respectively. Included in stock-based consulting expense for the years ended October 31, 2020 and 2019 was approximately $123,000 and $99,000, respectively, related to compensation cost for stock options granted in prior periods but not yet vested. As of October 31, 2020, there was unrecognized consulting expense related to non-vested stock options granted to consultants, related to service-based options of approximately $340,000, which will be recognized over a weighted-average period of --1.9 years.

Fair Value Determination

We use the Black-Scholes pricing model in estimating the fair value of stock options granted to employees, directors and consultants which vest over a specific period of time. The stock options we granted during each of the years ended October 31, 2020 and 2019 consisted of awards with 5-year and 10-year terms that vest over 12 to 36 months.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following weighted average assumptions were used in estimating the fair value of stock options granted during the years ended October 31, 2020 and 2019:

	For the Year Ended October 31,
	2020	2019
Weighted average fair value at grant date	$2.97	$3.87
Valuation assumptions:
Expected life (years)	5.86	5.47
Expected volatility	114.22%	116.72%
Risk-free interest rate	1.45%	1.61%
Expected dividend yield	0%	0%

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

Stock Award Compensation Expense

We account for stock awards granted to employees and directors in accordance with ASC 718. On May 8, 2018, a restricted stock award of 1,500,000 shares of common stock was granted to our Chairman, President and Chief Executive Officer. The restricted stock award vests in its entirety upon achievement of a target trading price of $11.00 per share of the Company’s common stock before May 31, 2021. For restricted stock awards vesting upon achievement of a price target of our common stock we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest). The assumptions used in the Monte Carlo Simulation were stock price on date of grant of $3.70, contract term of 3.06 years, expected volatility of 128.8% and risk-free interest rate of 2.66%. During the years ended October 31, 2020 and 2019 we recorded compensation expense related to the restricted stock award of $-0- and approximately $1,954,000, respectively. We did not issue any stock awards during the years ended October 31, 2020 and 2019. As of October 31, 2020, there was no unrecognized compensation cost related to the restricted stock awards.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

For warrants granted to consultants for services rendered we estimate the fair value using the Black-Scholes pricing model on the date of grant. During the years ended October 31, 2020 and 2019 we recorded consulting expense, based on the fair value, of $-0- and approximately $85,000, respectively, for warrants granted to consultants.

Net Loss Per Share of Common Stock

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the years ended October 31, 2020 and 2019 were options to purchase 7,952,195 and 7,632,068 shares, respectively, and warrants to purchase 560,000 shares and 525,000 shares, respectively.

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

Effect of Recently Issued Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02 (“ASU 2016-02”) Accounting Standards Codification Topic 842, Leases (“ASC 842”), which supersedes Topic 840, Leases, and which requires lessees to recognize most leases on the balance sheet. The new lease standard does not substantially change lessor accounting. For public companies, the standard was effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption was permitted. Lessees and lessors were required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance. In July 2018, FASB issued ASU 2018-11, Leases, which provides an additional transition option for an entity to apply the provisions of ASC 842 by recognizing a cumulative effect adjustment at the effective date of adoption without adjusting the prior comparative periods presented. The requirements of this standard include a significant increase in required disclosures. The Company adopted ASU 2016-02 on November 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements. See Note 5 regarding the accounting and disclosures related to our office lease.

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

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACCRUED EXPENSES

Accrued liabilities consist of the following as of:

	October 31,
	2020	2019
Payroll and related expenses	415,331	72,850
Accrued royalty and contingent legal fees	449,691	449,691
Accrued collaborative research and license expense	30,000	371,710
Accrued other	6,003	1,247
	$901,025	$895,498

4. SHAREHOLDERS’ EQUITY

Stock Option Plans

During the year ended October 31, 2020, we had three stock option plans: the Anixa Biosciences, Inc. 2003 Share Incentive Plan (the “2003 Share Plan”), the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”) which were adopted by our Board of Directors on April 21, 2003, July 14, 2010 and January 25, 2018, respectively. The 2018 Share Plan was approved by our shareholders on March 29, 2018

During the years ended October 31, 2020 and 2019, stock options to purchase 51,100 and 47,600 shares of common stock, respectively, were exercised with aggregate proceeds of approximately $122,000 and $122,000, respectively.

2003 Plan

The 2003 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the grant of future options on April 21, 2013. Information regarding the 2003 Share Plan for the two years ended October 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2018	12,000	$2.77
Exercised	(11,600)	$2.94
Options Outstanding at October 31, 2019	400	$17.00
Forfeited/Expired	(400)	$17.00
Options Outstanding and Exercisable at October 31, 2020	-	$-0-	$-0-

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2010 Plan

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. On the first business day of each calendar year the maximum aggregate number of shares available for future issuance is replenished such that 800,000 shares are available. The exercise price with respect to all of the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date. In accordance with the provisions of the 2010 Share Plan, the plan terminated with respect to the grant of future options on July 14, 2020. Information regarding the 2010 Share Plan for the two years ended October 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2018	2,131,868	$2.11
Granted	10,000	$3.64
Exercised	(32,000)	$2.27
Forfeited	(111,200)	$3.89
Options Outstanding at October 31, 2019	1,998,668	$2.80
Exercised	(51,100)	$2.39
Forfeited/Expired	(40,034)	$2.34
Options Outstanding at October 31, 2020	1,907,534	$2.82	$327,340
Options Exercisable at October 31, 2020	1,791,284	$2.84	$280,878

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of October 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.67 - $2.30	549,000	5.45	$1.57	507,750	5.35	$1.62
$2.58 - $3.13	834,000	2.84	$2.79	834,000	3.13	$2.79
$3.46 - $5.75	524,534	7.25	$4.17	449,534	7.17	$4.49

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. On the first business day of each calendar year the maximum aggregate number of shares available for future issuance is replenished such that 2,000,000 shares are available. The exercise price with respect to all of the options granted under the 2018 Share Plan was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2020, the 2018 Share Plan had 2,388,339 shares available for future grants. Information regarding the 2018 Share Plan for the two years ended October 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2018	3,482,000	$3.73
Granted	465,000	$3.87
Exercised	(4,000)	$3.84
Forfeited/Expired	(8,000)	$3.84
Options Outstanding at October 31, 2019	3,935,000	$3.74
Granted	1,045,000	$3.56
Forfeited/Expired	(633,339)	$3.83
Options Outstanding at October 31, 2020	4,346,661	$3.69	$-0-
Options Exercisable at October 31, 2020	2,456,109	$3.74	$-0-

The following table summarizes information about stock options outstanding under the 2018 Share Plan as of October 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.09 - $3.70	3,247,781	7.70	$3.62	1,861,948	7.58	$3.68
$3.84 - $4.61	1,098,880	8.49	$3.90	594,161	8.25	$3.92

Non-Plan Options

In addition to options granted under the 2003 Share Plan, the 2010 Share Plan and the 2018 Share Plan, during the years ended October 31, 2012 and 2013, the Board of Directors approved the grant of stock options to certain employees and directors (the “Non-Plan Options”).

Information regarding the Non-Plan Options for the two years ended October 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options Outstanding at October 31, 2018	1,780,000	$1.58
Forfeited	(82,000)	$5.32
Options Outstanding and Exercisable at October 31, 2019 and 2020	1,698,000	$2.58	$-0-

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about outstanding and exercisable Non-Plan Options as of October 31, 2020:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.58	1,698,000	1.75	$2.58

Re-Priced Stock Options

On August 21, 2019, the Company entered into a settlement agreement in connection with a putative shareholder derivative complaint filed in the Court of Chancery of the State of Delaware on November 5, 2018. Pursuant to the settlement agreement the Company agreed, among other things, to reprice certain stock options that were repriced on September 6, 2017 to $0.67 to the option price immediately prior to that repricing. Accordingly, 4,000 stock options in the 2003 Share Plan with exercise prices of $2.58, 878,400 stock options in the 2010 Share Plan with exercise prices ranging from $0.96 to $5.30 and 1,046,000 Non-Plan Options with exercise prices of $2.58, were re-priced to the option price immediately prior to the September 6, 2017 repricing. In addition, certain individual defendants in the derivative complaint who had exercised stock options that were re-priced in the 2017 re-pricing and sold the underlying shares paid approximately $45,000 to the Company representing a portion of the amount received for those shares.

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The plan was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018. During the years ended October 31, 2020 and 2019, employees purchased 11,536 and 11,650 shares, respectively, with aggregate proceeds of approximately $18,000 and $39,000, respectively.

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

On October 30, 2020 we issued a warrant, expiring on October 30, 2025, to purchase 60,000 shares of common stock at $2.06 per share, vesting over five months, to a consultant for investor relations services.

Information regarding the Company’s warrants for the two years ended October 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share

Warrants Outstanding at October 31, 2018	829,400	$7.04
Issued	25,000	$4.04
Expired	(329,400)	$10.09
Warrants Outstanding at October 31, 2019	525,000	$4.98
Issued	60,000	$2.06
Exchanged	(25,000)	$4.04
Warrants Outstanding at October 31, 2020	560,000	$4.71
Warrants Exercisable at October 31, 2020	510,000	$4.97

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to an operating lease that expires September 30, 2021. Our base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs. Under an operating lease that expired on May 31, 2019 we also leased approximately 3,000 square feet of office space at 12100 Wilshire Boulevard, Los Angeles, California (our former executive offices) from an unrelated party. As of August 1, 2018, we had subleased these facilities. Rent expense was approximately $64,000 and $60,000, respectively, for the years ended October 31, 2020 and 2019.

On November 1, 2019, the Company adopted ASC 842, which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance requires the recognition of the right-of-use (“ROU”) assets and related operating lease liabilities on the balance sheet. The Company adopted the new guidance using the modified retrospective approach on November 1, 2019. As a result, the consolidated balance sheet as of October 31, 2019 was not restated and is not comparative.

The adoption of ASC 842 resulted in the recognition of ROU assets of $106,221, and lease liabilities for operating leases of $106,299 on the Company’s consolidated balance sheet as of November 1, 2019. The difference between the ROU assets and the operating lease liability represents the difference between the lease cost and the amount of rent paid in October 2019.

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

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The remaining 11-month lease term as of October 31, 2020 for the Company’s lease includes the noncancelable period of the lease. The lease does not contain a Company option to extend the lease or an option to extend the lease controlled by the lessor. All ROU assets are reviewed for impairment.

Balance sheet information related to the Company’s lease is presented below:

	Balance Sheet Location	October 31, 2020	November 1, 2019	October 31, 2019
Operating Lease:
Right-of-use asset	Operating lease right- of-use asset	$54,340	$106,221	$-
Right-of-use liability, current	Operating lease liability	55,198	51,101	-
Right-of-use liability, long-term	Not presented	-	55,198	-

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2020, the annual minimum lease payments of our operating lease liability were as follows:

Operating Leases
Fiscal year 2021 future minimum payments, undiscounted	$59,136
Less: Imputed interest	3,938
Present value of future minimum lease payments	$55,198

6. COMMITMENTS AND CONTINGENCIES

Litigation Matters

Other than lawsuits we bring to enforce our patent rights, we are not involved in any litigation or other legal proceedings and management is not aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

Collaborative Research and License Commitments

As of October 31, 2020, our commitments under the collaborative and license agreements with Moffitt, Wistar, Cleveland Clinic and OntoChem for the year ending October 31, 2021 were approximately $188,000.

7. INCOME TAXES

Income tax provision (benefit) consists of the following:

	Year Ended October 31,
	2020	2019
Federal:
Current	$-	$-
Deferred	404,000	(948,000)
State:
Current	-	-
Deferred	(800,000)	(995,000)
Adjustment to valuation allowance related to net deferred tax assets	396,000	1,943,000
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2020 and 2019, are as follows:

	October 31,
	2020	2019
Long-term deferred tax assets:
Federal and state NOL and tax credit carryforwards	$19,727,000	$19,593,000
Deferred compensation	8,009,000	7,619,000
Intangibles	828,000	943,000
Other	192,000	205,000
Subtotal	28,756,000	28,360,000
Less: valuation allowance	(28,756,000)	(28,360,000)
Deferred tax asset, net	$-	$-

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2020, we had tax net operating loss and tax credit carryforwards of approximately $81,316,000 and $1,545,000, respectively, available within statutory limits (expiring at various dates between 2021 and 2040), to offset any future regular Federal corporate taxable income and taxes payable. If the tax benefits relating to deductions of option holders’ income are ultimately realized, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of October 31, 2020, management has not determined the extent of any such limitations, if any.

We had California tax net operating loss carryforwards of approximately $26,671,000 as of October 31, 2020, available within statutory limits (expiring at various dates between 2021 and 2040), to offset future corporate taxable income and taxes payable, if any, under certain computations of such taxes.

We have provided a valuation allowance against our deferred tax asset due to our current and historical pre-tax losses and the uncertainty regarding their realizability. The primary differences from the Federal statutory rate of 21% and the effective rate of 0% is attributable to expiring net operating losses and a change in the valuation allowance. The following is a reconciliation of income taxes at the Federal statutory tax rate to income tax expense (benefit):

	Year Ended October 31,
	2020		2019
Income tax benefit at U.S. Federal statutory income tax rate	$(2,119,000)	(21.00)%	$(2,482,000)	(21.00)%
State income taxes	(705,000)	(6.98)%	(1,045,000)	(8.84)%
Permanent differences	32,000	0.32%	30,000	0.25%
Expiring net operating losses, credits and other	2,396,000	23.74%	1,554,000	13.15%
Change in valuation allowance	396,000	3.92%	1,943,000	16.44%
Income tax provision	$-	0.00%	$-	0.00%

During the two fiscal years ended October 31, 2020, we incurred no Federal and no State income taxes. We have no unrecognized tax benefits as of October 31, 2020 and 2019 and we account for interest and penalties related to income tax matters in general and administrative expenses. Tax years to which our net operating losses relate remain open to examination by Federal and California authorities to the extent which the net operating losses have yet to be utilized.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on the management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in five reportable segments, each with different operating and potential revenue generating characteristics: (i) CAR-T Therapeutics, (ii) Cancer Vaccines, (iii) Anti-Viral Therapeutics, (iv) Cancer Diagnostics and (v) our legacy Patent Licensing activities. The following represents selected financial information for our segments for the years ended October 31, 2020 and 2019:

	Year Ended October 31,
	2020	2019
Net loss:
CAR-T Therapeutics	$(2,241,443)	$(5,074,868)
Cancer Vaccines	(828,136)	(677,450)
Anti-Viral Therapeutics	(1,168,969)	-
Cancer Diagnostics	(5,836,594)	(5,196,471)
Patent Licensing	(17,221)	(869,863)
Total	$(10,092,363)	$(11,818,652)

Total operating costs and expenses	$9,978,202	$12,140,005
Less non-cash share-based compensation	(4,137,460)	(5,713,746)
Operating costs and expenses excluding non-cash share-based compensation	$5,840,742	$6,426,259

Operating costs and expenses excluding non-cash share based compensation:
CAR-T Therapeutics	$1,141,542	$2,212,090
Cancer Vaccines	365,681	458,392
Anti-Viral Therapeutics	739,140	-
Cancer Diagnostics	3,581,377	2,689,761
Patent Licensing	13,002	1,066,016
Total	$5,840,742	$6,426,259

	October 31,
	2020	2019
Total assets:
CAR-T Therapeutics	$2,988,124	$2,382,460
Cancer Vaccines	946,923	489,881
Anti-Viral Therapeutics	2,464,361	-
Cancer Diagnostics	2,869,529	2,921,784
Patent Licensing	184,027	499,568
Total	$9,452,964	$6,293,693

Operating costs and expenses excluding non-cash share-based compensation is the measurement the chief operating decision-maker uses in managing the enterprise.

The Company’s consolidated revenue of $250,000, inventor royalties, contingent legal fees, litigation and licensing expense of $166,250, amortization of patents of $418,750 and impairment in carrying amount of patent assets of $418,750 for the year ended October 31, 2019 were solely related to our patent licensing segment. All our revenue is generated domestically (United States) based on the country in which the licensee is located.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. IMPACT OF CORONAVIRUS PANDEMIC

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

We have already experienced certain disruptions to our business such as temporary closure of our offices and similar disruptions have occurred for our partners. Specifically, the outbreak has caused shutdowns of the laboratories and other service providers that we rely on to develop our programs, and those laboratories and service providers that have been operating or that have begun operating recently have been doing so with more limited capacity due to social distancing requirements. As a result, our progress has been slowed and there is no assurance that we will be able to meet our previously announced timelines regarding the advancement of our programs.

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

