Form 10-Q
period 2021-01-31
Anixa Biosciences Inc
filed 2021-03-11
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

On March 11, 2020 the registrant had outstanding 26,705,514 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	January 31, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$11,982,870	$6,417,061
Short-term investments in certificates of deposit	2,000,000	2,640,000
Prepaid expenses and other current assets	581,320	311,563
Total current assets	14,564,190	9,368,624

Operating lease right-of-use asset	40,212	54,340
Other assets	-	30,000
Total assets	$14,604,402	$9,452,964

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$511,816	$232,368
Accrued expenses	972,835	901,025
Operating lease liability	40,836	55,198
Total current liabilities	1,525,487	1,188,591

Commitments and contingencies (Note 9)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 26,179,122 and 24,248,695 shares issued and outstanding, respectively	261,791	242,486
Additional paid-in capital	207,382,102	200,354,488
Accumulated deficit	(194,043,909)	(191,835,618)
Total shareholders’ equity	13,599,984	8,761,356
Noncontrolling interest (Note 1)	(521,069)	(496,983)
Total equity	13,078,915	8,264,373
Total liabilities and equity	$14,604,402	$9,452,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended January 31,
	2021	2020

Revenue	$512,500	$-

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses	385,002	-
Research and development expenses (including non-cash share-based compensation expenses of $290,207 and $397,523, respectively)	827,651	1,490,588
General and administrative expenses (including non-cash share-based compensation expenses of $695,892 and $623,811, respectively)	1,532,978	1,139,281
Total operating costs and expenses	2,745,631	2,629,869

Loss from operations	(2,233,131)	(2,629,869)

Interest income	754	13,294

Net loss	(2,232,377)	(2,616,575)

Less: Net loss attributable to noncontrolling interest	(24,086)	(24,032)

Net loss attributable to common shareholders	$(2,208,291)	$(2,592,543)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.09)	$(0.13)

Weighted average common shares outstanding:
Basic and diluted	25,164,565	20,703,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 (UNAUDITED)

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, October 31, 2020	24,248,695	$242,486	$200,354,488	$(191,835,618)	$8,761,356	$(496,983)	$8,264,373
Stock option compensation to employees and directors	-	-	874,862	-	874,862	-	874,862
Stock options and warrants issued to consultants	-	-	111,237	-	111,237	-	111,237
Common stock issued upon exercise of stock options	29,880	299	103,925	-	104,224	-	104,224
Common stock issued in at-the-market offering, net of offering expenses of $184,510	1,900,547	19,006	5,937,590	-	5,956,596	-	5,956,596
Net loss	-	-	-	(2,208,291)	(2,208,291)	(24,086)	(2,232,377)

Balance, January 31, 2021	26,179,122	$261,791	$207,382,102	$(194,043,909)	$13,599,984	$(521,069)	$13,078,915

FOR THE THREE MONTHS ENDED JANUARY 31, 2020 (UNAUDITED)

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, October 31, 2019	20,331,754	$203,317	$186,849,299	$(181,817,263)	$5,235,353	$(422,975)	$4,812,378
Stock option compensation to employees and directors	-	-	963,880	-	963,880	-	963,880
Stock options issued to consultants	-	-	57,454	-	57,454	-	57,454
Common stock issued upon exercise of stock options	18,900	189	28,291	-	28,480	-	28,480
Common stock issued in at-the-market offering, net of offering expenses of $100,972	490,655	4,907	1,747,076	-	1,751,983	-	1,751,983
Net loss	-	-	-	(2,592,543)	(2,592,543)	(24,032)	(2,616,575)

Balance, January 31, 2020	20,841,309	$208,413	$189,646,000	$(184,409,806)	$5,444,607	$(447,007)	$4,997,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended January 31,
	2021	2020
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(2,232,377)	$(2,616,575)
Stock option compensation to employees and directors	874,862	963,880
Stock options and warrants issued to consultants	111,237	57,454
Depreciation of property and equipment	-	14,998
Gain on sale of equipment	(5,447)	-
Amortization of operating lease right-to-use asset	14,128	12,314
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(269,757)	74,698
Accounts payable	279,448	(218,719)
Accrued expenses	71,810	(190,464)
Operating lease liability	(14,362)	(12,002)
Net cash used in operating activities	(1,170,458)	(1,914,416)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(1,000,000)	(1,870,000)
Proceeds from maturities of short-term investments in certificates of deposit	1,640,000	1,350,000
Purchase of property and equipment	-	(15,790)
Proceeds from sale of equipment	35,447	-
Net cash provided by (used in) investing activities	675,447	(535,790)

Cash flows from financing activities:
Net proceeds from sale of common stock in at-the-market offering	5,956,596	1,751,983
Proceeds from exercise of stock options	104,224	28,480
Net cash provided by financing activities	6,060,820	1,780,463

Net increase (decrease) in cash and cash equivalents	5,565,809	(669,743)
Cash and cash equivalents at beginning of period	6,417,061	3,491,625
Cash and cash equivalents at end of period	$11,982,870	$2,821,882

Supplemental cash flow information:
Cash proceeds from interest income	$1,134	$14,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. and its consolidated subsidiaries. Our primary operations involve developing therapies and vaccines that are focused on critical unmet needs in oncology and infectious disease. Our therapeutics programs include the development of a chimeric endocrine receptor T-cell technology, a novel form of chimeric antigen receptor T-cell (“CAR-T”) technology, initially focused on treating ovarian cancer, and discovery and ultimately development of anti-viral drug candidates for the treatment of COVID-19 focused on inhibiting certain protein functions of the virus. Our vaccine programs include the development of a vaccine against breast cancer, specifically triple negative breast cancer (“TNBC”), the most lethal form of the disease, and a vaccine against ovarian cancer.

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

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), is advancing toward human clinical testing its CAR-T technology for treating ovarian cancer. We are currently testing the clinical grade vector and preparing an Investigational New Drug (“IND”) application for submission to the U.S. Food and Drug Administration (“FDA”). We anticipate filing the IND in the first calendar quarter of 2021. Assuming the FDA approves our IND application, we anticipate beginning the human clinical trials during the second half of 2021.

In April 2020, we entered into a collaboration with OntoChem GmbH (“OntoChem”), to discover and ultimately develop anti-viral drug candidates against COVID-19. Through this collaboration, we utilized advanced computational methods, machine learning, and molecular modeling techniques to perform in silico screening of over 1.2 billion compounds in chemical libraries (including publicly available compounds and OntoChem’s proprietary libraries) to evaluate if any of these compounds could disrupt one of two key enzymes of SARS-CoV-2, the virus that causes the disease COVID-19.

The screening process resulted in the identification of multiple compounds that could potentially disrupt critical enzymes of the virus. Several of these compounds were synthesized and tested in in vitro biological assays. Upon completion of these biological assays, we identified two of the most promising compounds and have begun testing them in animal models. In these animal studies, the two compounds are being compared to Remdesivir, which is the only anti-viral drug authorized by the FDA for COVID-19. We anticipate this proof-of-concept animal study to be completed by the end of the first calendar quarter of 2021.

We hold an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Cleveland Clinic Foundation (“Cleveland Clinic”) relating to certain breast cancer vaccine technology developed at Cleveland Clinic. We are working in collaboration with Cleveland Clinic to develop a method to vaccinate women against contracting breast cancer, focused specifically on TNBC. A specific protein, alpha-lactalbumin, has been identified that is only present during lactation in healthy women, but reappears in many forms of breast cancer, especially TNBC. Studies have shown that vaccinating against this protein prevents breast cancer in mice. In December 2020, we received authorization from the FDA to commence enrollment and treatment of patients in a Phase 1a clinical trial. We are performing the activities necessary to prepare for treatment of patients in the Phase 1a clinical trial, and we anticipate being prepared to treat the first enrolled patient by mid-year 2021.

In November 2020, we executed a license agreement with Cleveland Clinic pursuant to which the Company was granted an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by Cleveland Clinic relating to certain ovarian cancer vaccine technology. This technology pertains to the use of vaccines for the treatment or prevention of ovarian cancers which express the anti-Mullerian hormone receptor II protein containing an extracellular domain (“AMHR2-ED”). In healthy tissue, this protein regulates growth and development of egg-containing follicles in the ovary. While expression of AMHR2-ED naturally and markedly declines after menopause, this protein is expressed at high levels in the ovaries of postmenopausal women with ovarian cancer. Researchers at Cleveland Clinic believe that a vaccine targeting AMHR2-ED could prevent the occurrence of ovarian cancer. We entered into a joint development agreement with Cleveland Clinic, to advance this vaccine technology toward human clinical testing.

Over the next several quarters, we expect the development of our breast and ovarian cancer vaccines, our COVID-19 therapeutic program and Certainty’s CAR-T technology to be the primary focus of the Company. As part of our legacy operations, the Company remains engaged in limited patent licensing activities regarding the Cchek™ liquid biopsy platform (operations for which were suspended in July 2020), as well as in the area of encrypted audio/video conference calling. We do not expect these activities to be a significant part of the Company’s ongoing operations nor do we expect these activities to require material financial resources or attention of senior management.

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

Funding and Management’s Plans

Based on currently available information as of March 11, 2021, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. During the three months ended January 31, 2021, we raised approximately $5,957,000, net of expenses, through an at-the-market equity offering of 1,900,547 shares of common stock, under which offering we may issue up to $50 million of common stock. Under our at-the-market equity program which is currently effective and may remain available for us to use in the future, as of January 31, 2021, we may sell an additional approximately $34,670,000 of common stock. We may seek to obtain working capital during our fiscal year 2021 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and disclosures required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the year ended October 31, 2020. The accompanying October 31, 2020 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by US GAAP. The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of January 31, 2021, and results of operations and cash flows for the interim periods represented. The results of operations for the three months ended January 31, 2021 are not necessarily indicative of the results to be expected for the entire year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity. The following table sets forth the changes in noncontrolling interest for the three months ended January 31, 2021:

Balance, October 31, 2020	$(496,983)
Net loss attributable to noncontrolling interest	(24,086)
Balance, January 31, 2021	$(521,069)

Revenue Recognition

Our revenue has been derived solely from technology licensing and the sale of patented technologies. Revenue is recognized upon transfer of control of intellectual property rights and satisfaction of other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive.

We follow the accounting guidance of Accounting Standards Codification 606 (“ASC 606”), Revenue from Contracts with Customers. In accordance with ASC 606 we are required to make certain judgments and estimates in connection with the accounting for revenue. Such areas may include determining the existence of a contract and identifying each party’s rights and obligations to transfer goods and services, identifying the performance obligations in the contract, determining the transaction price and allocating the transaction price to separate performance obligations, estimating the timing of satisfaction of performance obligations, determining whether a promise to grant a license is distinct from other promised goods or services and evaluating whether a license transfers to a customer at a point in time or over time.

Our revenue arrangements provide for the payment, within 30 days of execution of the agreement, of contractually determined, one-time, paid-up license fees in settlement of litigation and in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. These arrangements typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by the Company, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. In such instances, the intellectual property rights granted have been perpetual in nature, extending until the expiration of the related patents. Pursuant to the terms of these agreements, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services. Licensees obtained control of the intellectual property rights they have acquired upon execution of the agreement. Accordingly, the performance obligations from these agreements were satisfied and 100% of the revenue was recognized upon the execution of the agreements.

Cost of Revenues

Cost of revenues include the costs and expenses incurred in connection with our patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external counsel, other patent-related legal expenses paid to external counsel and licensing and enforcement related research, consulting and other expenses paid to third-parties. These costs are included under the caption “Operating costs and expenses” in the accompanying condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenses, consisting primarily of employee compensation, payments to third parties for research and development activities and other direct costs associated with developing immuno-therapy drugs against cancer, preventative cancer vaccines and anti-viral drug candidates for COVID-19, are expensed in the accompanying condensed consolidated financial statements in the period incurred.

2. STOCK BASED COMPENSATION

The Company maintains stock equity incentive plans under which the Company grants incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

The compensation cost for service-based stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to four years. We recorded stock-based compensation expense related to service-based stock options granted to employees and directors of approximately $875,000 and $964,000 during the three months ended January 31, 2021 and 2020.

For stock options granted to employees and directors that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest). On May 8, 2018, we issued market condition options to purchase 1,500,000 shares of common stock, to our Chairman, President and Chief Executive Officer, vesting at target trading prices of $5.00 to $8.00 per share before May 31, 2021, with implied service periods of three to seven months. In October 2018, the first tranche of 500,000 shares of market condition options became exercisable upon achieving an average closing price above $5.00 per share for twenty consecutive trading days. We did not record any market condition stock-based compensation expense during the three months ended January 31, 2021 and 2020.

The compensation cost for service-based stock options granted to consultants is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to three years. We recorded stock-based consulting expense related to stock options granted to consultants of approximately $54,000 and $57,000 during the three months ended January 31, 2021 and 2020, respectively.

Stock Option Plans

During the three months ended January 31, 2021, we had two stock option plans: the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”), which were adopted by our Board of Directors on July 14, 2010 and January 25, 2018, respectively. The 2018 Share Plan was approved by our shareholders on March 29, 2018.

During the three months ended January 31, 2020, the remaining outstanding options under the Anixa Biosciences, Inc. 2003 Share Incentive Plan (the “2003 Plan”) expired.

Stock Option Activity

During the three months ended January 31, 2021 and 2020, we granted options to purchase 1,130,000 shares and 800,000 shares of common stock, respectively, to employees and consultants, with exercise prices ranging from $2.83 to $4.04 per share, pursuant to the 2018 Share Plan. During the three months ended January 31, 2021 and 2020, stock options to purchase 29,880 and 18,900 shares of common stock, respectively, were exercised with aggregate proceeds of approximately $104,000 and $28,000, respectively.

2003 Plan

The 2003 Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. In accordance with the provisions of the 2003 Plan, the plan terminated with respect to the ability to grant future awards on April 21, 2013. Information regarding the 2003 Plan for the three months ended January 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2019	400	$17.00
Forfeited/Expired	(400)	$17.00
Options outstanding and exercisable at January 31, 2020	-	$-0-	$-0-

2010 Plan

The 2010 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. In accordance with the provisions of the 2010 Share Plan, the plan terminated with respect to the ability to grant future awards on July 14, 2020. Information regarding the 2010 Share Plan for the three months ended January 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2020	1, 1,907,534	$2.82
Exercised	(6,000)	$2.32
Forfeited/Expired	(400)	$5.75
Options outstanding at January 31, 2021	1 1,901,134	$2.82	$1,906,253
Options exercisable at January 31, 2021	1, 1,823,634	$2.83	$1,822,053

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of January 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 0.67 - $ 2.30	544,000	5.22	$1.56	516,500	5.15	$1.60
$ 2.58 - $ 3.13	833,000	3.11	$2.79	833,000	3.54	$2.79
$ 3.46 - $ 5.30	524,134	7.11	$4.17	474,134	7.07	$4.25

Information regarding the 2010 Share Plan for the three months ended January 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options Outstanding at October 31, 2019	1,998,668	$2.80
Exercised	(18,900)	$1.51
Forfeited/Expired	(5,534)	$2.58
Options Outstanding at January 31, 2020	1,974,234	$2.81	$1,810,395
Options Exercisable at January 31, 2020	1,721,734	$2.86	$1,542,195

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of January 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 0.67 - $2.30	561,500	6.28	$1.56	464,000	6.03	$1.69
$ 2.58 - $ 3.13	878,200	3.43	$2.79	878,200	3.97	$2.79
$ 3.46 - $ 5.75	534,534	7.94	$4.16	379,534	7.76	$4.45

2018 Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. As of January 31, 2021, the 2018 Share Plan had 2,000,000 shares available for future grants. Information regarding the 2018 Share Plan for the three months ended January 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2020	4,346,661	$3.69
Granted	1,130,000	$2.83
Exercised	(23,880)	$3.78
Forfeited/Expired	(392,781)	$3.70
Options outstanding at January 31, 2021	5,060,000	$3.49	$1,184,900
Options exercisable at January 31, 2021	2,312,640	$3.69	$147,579

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of January 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 2.09 - $3.70	3,975,000	8.12	$3.38	1,664,862	7.47	$3.61
$ 3.84 - $4.61	1,085,000	7.95	$3.90	647,778	7.66	$3.92

Information regarding the 2018 Share Plan for the three months ended January 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options Outstanding at October 31, 2019	3,935,500	$3.74
Granted	800,000	$3.85
Options Outstanding at January 31, 2020	4,735,000	$3.76	$-0-
Options Exercisable at January 31, 2020	1,798,616	$3.74	$-0-

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of January 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 3.70	3,100,000	8.27	$3.70	1,433,334	8.27	$3.70
$ 3.84 - $4.61	1,635,000	9.17	$3.88	365,282	8.32	$3.92

Outside of Share Plans

In addition to options granted under stock option plans, during the years ended October 31, 2012 and 2013, the Board of Directors approved the grant of stock options to certain employees and directors. Information regarding stock options that were granted outside of share plans for the three months ended January 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2020	1,698,000	$2.58
Options outstanding and exercisable at January 31, 2021	1,698,000	$2.58	$1,825,350

The following table summarizes information about stock options outstanding and exercisable that were granted outside of Share Plans as of January 31, 2021:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 2.58	1,698,000	1.56	$2.58

Information regarding stock options that were granted outside of Share Plans for the three months ended January 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2019	1,698,000	$2.58
Options outstanding and exercisable at January 31, 2020	1,698,000	$2.58	$1,655,550

The following table summarizes information about stock options outstanding and exercisable that were granted outside of Share Plans as of January 31, 2020:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 2.58	1,698,000	2.50	$2.58

Stock Awards

For stock awards granted to employees, directors and consultants that vest upon grant we recognize expense at the date of grant based on the grant date market price of the underlying common stock. We did not grant any stock awards that vested upon grant during the three months ended January 31, 2021 or 2020.

On May 8, 2018, a restricted stock award of 1,500,000 shares of common stock was granted under the 2018 Share Plan to our Chairman, President and Chief Executive Officer. The restricted stock award vests in its entirety upon achievement of a target trading price of $11.00 per share of the Company’s common stock before May 31, 2021. For restricted stock awards vesting upon achievement of a price target of our common stock we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest). We did not record any compensation expense related to the restricted stock award during the three months ended January 31, 2021 and 2020.

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan (“ESPP”) which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The plan was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018. During the three months ended January 31, 2021 and 2020, no shares were purchased under the ESPP.

Warrants

On October 30, 2020 we issued a warrant, expiring on October 30, 2025, to purchase 60,000 shares of common stock at $2.06 per share, vesting over five months, to a consultant for investor relations services. We recorded consulting expense of approximately $57,000 during the three months ended January 31, 2021, based on the fair value of the warrant on the date of grant recognized on a straight-line basis over the vesting period. We did not record any consulting expense related to warrants during the three months ended January 31, 2020. No warrants were issued during the three-month periods ended January 31, 2021 and 2020.

As of January 31, 2021, we also had warrants outstanding to purchase 500,000 shares of common stock at $5.03 per share, issued during fiscal year 2017 and expiring on November 30, 2021.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of January 31, 2021:

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash and cash equivalents	$11,568,608	$-	$-	$11,568,608
Certificates of deposit:
Cash and cash equivalents	250,000	-	-	250,000
Short-term investments	-	2,000,000	-	2,000,000

Total financial assets	$11,818,608	$2,000,000	$-	$13,818,608

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2020:

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash and cash equivalents	$3,902,292	$-	$-	$3,902,292
Certificates of deposit:
Cash and cash equivalents	2,250,000	-	-	2,250,000
Short-term investments	-	2,640,000	-	2,640,000

Total financial assets	$6,152,292	$2,640,000	$-	$8,792,292

Our non-financial assets that are measured on a non-recurring basis include our other assets which are measured using fair value techniques whenever events or changes in circumstances indicate a condition of impairment exists. The estimated fair value of prepaid expenses and other current assets, accounts payable and accrued expenses approximates their individual carrying amounts due to the short-term nature of these measurements. Cash and cash equivalents are stated at carrying value which approximates fair value.

4. ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	January 31,	October 31,
	2021	2020
Payroll and related expenses	$228,163	$415,331
Accrued royalty and contingent legal fees	577,190	449,691
Accrued collaborative research and license expense	147,410	30,000
Accrued other	20,072	6,003
	$972,835	$901,025

5. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the three months ended January 31, 2021 and 2020, were stock options to purchase 8,659,134 and 8,407,234 shares, respectively, and warrants to purchase 560,000 and 500,000 shares, respectively.

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

We have substantial net operating loss carryforwards for Federal and California income tax returns. These net operating loss carryforwards could be subject to limitations under Internal Revenue Code section 382. We have no unrecognized income tax benefits as of January 31, 2021 and October 31, 2020 and we account for interest and penalties related to income tax matters, if any, in general and administrative expenses.

8. LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to an operating lease that expires September 30, 2021. Our base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs. Rent expense was approximately $16,000 and $16,000, respectively, for the three months ended January 31, 2021 and 2020.

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

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The remaining 8-month lease term as of January 31, 2021 for the Company’s lease includes the noncancelable period of the lease. The lease does not contain a Company option to extend the lease or an option to extend the lease controlled by the lessor. All ROU assets are reviewed for impairment.

Balance sheet information related to the Company’s lease is presented below:

	Balance Sheet Location	January 31, 2021	October 31, 2020
Operating Lease:
Right-of-use asset	Operating lease right-of-use asset	$40,212	$54,340
Right-of-use liability, current	Operating lease liability	40,836	55,198

As of January 31, 2021, the annual minimum lease payments of our operating lease liabilities were as follows:

Operating Leases
2021 future minimum payments, undiscounted	$43,008
Less: Imputed interest	(2,172)
Present value of future minimum lease payments	$40,836

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

We have already experienced certain disruptions to our business such as temporary closure of our offices and similar disruptions have occurred for our partners. Specifically, the outbreak has caused temporary shutdowns of the laboratories and other service providers that we rely on to develop our programs, and those laboratories and service providers that have been operating or that have begun operating recently have been doing so with more limited capacity due to social distancing requirements. As a result, our progress has been slowed and there is no assurance that we will be able to meet our previously announced timelines regarding the advancement of our programs.

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

10. SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on the management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in five reportable segments, each with different operating and potential revenue generating characteristics: (i) CAR-T Therapeutics, (ii) Cancer Vaccines, (iii) Anti-Viral Therapeutics, (iv) Cancer Diagnostics and (v) our legacy Patent Licensing activities. The following represents selected financial information for our segments for the three months ended January 31, 2021 and 2020 and as of January 31, 2021 and October 31, 2020:

	For the Three Months Ended January 31,
	2021	2020
Net loss:
CAR-T Therapeutics	$(960,736)	$(630,333)
Cancer Vaccines	(906,336)	(195,596)
Anti-Viral Therapeutics	(480,806)	-
Cancer Diagnostics	(8,962)	(1,790,646)
Patent Licensing	124,463	-
Total	$(2,232,377)	$(2,616,575)

Total operating costs and expenses	$2,745,631	$2,629,869
Less non-cash share-based compensation	(986,099)	(1,021,334)
Operating costs and expenses excluding non-cash share-based compensation	$1,759,532	$1,608,535

Operating costs and expenses excluding non-cash share based compensation expense:
CAR-T Therapeutics	$557,680	$346,341
Cancer Vaccines	537,988	98,270
Anti-Viral Therapeutics	270,256	-
Cancer Diagnostics	6,432	1,163,924
Patent Licensing	387,176	-
Total	$1,759,532	$1,608,535

	January 31, 2021	October 31, 2020
Total assets:
CAR-T Therapeutics	$5,849,920	$2,988,124
Cancer Vaccines	5,822,106	946,923
Anti-Viral Therapeutics	2,775,760	2,464,361
Cancer Diagnostics	85,463	2,869,529
Patent Licensing	71,153	184,027
Total	$14,604,402	$9,452,964

Operating costs and expenses excluding non-cash share-based compensation is the measurement the chief operating decision-maker uses in managing the enterprise.

The Company’s consolidated revenue of $512,500 and inventor royalties, contingent legal fees, litigation and licensing expense of $385,002 for the three months ended January 31, 2021 were solely related to our patent licensing segment which consists of our encrypted audio/video conference calling technology. All our revenue is generated domestically (United States) based on the country in which the licensee is located.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 and the condensed consolidated financial statements included in this Report. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

GENERAL

We discuss the description of our business in the Notes to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three months ended January 31, 2021 compared with three months ended January 31, 2020

Revenue

For the three months ended January 31, 2021, we recorded revenue of $512,500 from one license agreement. The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, and covenant not to sue. Pursuant to the terms of the agreement, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services. Accordingly, the performance obligations from this license agreement were satisfied and 100% of the revenue was recognized upon execution of the license agreement. As discussed in Note 1 to our condensed consolidated financial statements, as part of our legacy operations, the Company remains engaged in limited patent licensing activities which we do not expect to be a significant part of our ongoing operations or revenue.

We had no revenue during the three-month period ended January 31, 2020.

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses

Inventor royalties, contingent legal fees, litigation and licensing expenses increased to approximately $385,000 in the three months ended January 31, 2021 from $-0- in the three months ended January 31, 2020. The increase was primarily due to the increase in related revenues. Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized. Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Research and Development Expenses

Research and development expenses are related to the development of our cancer therapeutics, vaccine and diagnostics programs and our anti-viral drug program, and decreased by approximately $663,000 to approximately $828,000 in the three months ended January 31, 2021, from approximately $1,491,000 in the three months ended January 31, 2020. The decrease in research and development expenses was primarily due to a decrease in outside research and development expense, excluding license expense, of approximately $414,000, a decrease in employee compensation and related costs, other than stock option compensation expense, of approximately $269,000 and a decrease in employee stock option compensation expense of approximately $105,000, all due to the suspension of development of our cancer diagnostics program, offset by an increase in license fees of approximately $155,000 primarily related to development of our cancer vaccine technologies.

Research and development expenses incurred in the three months ended January 31, 2021 associated with each of our development programs consisted of approximately $363,000 for CAR-T therapeutics, approximately $294,000 for cancer vaccines, approximately $169,000 for anti-viral therapeutics and approximately $2,000 for cancer diagnostics.

General and Administrative Expenses

General and administrative expenses increased by approximately $394,000 to approximately $1,533,000 in the three months ended January 31, 2021, from approximately $1,139,000 in the three months ended January 31, 2020. The increase in general and administrative expenses was primarily due to non-recurring income in the prior year period resulting from the discharge in January 2020 of a disputed liability of approximately $337,000 upon the expiration of the vendor’s statutory right to pursue collection of the disputed liability, an increase in directors compensation of approximately $81,000, an increase in patent expense of approximately $76,000 and an increase in consultant stock option and warrant expense of approximately $56,000, offset by a decrease in employee compensation and related costs, other than stock option compensation expense, of approximately $148,000.

Interest Income

Interest income decreased by approximately $12,000 to approximately $1,000 in the three months ended January 31, 2021, from approximately $13,000 in the comparable prior year period as a result of a decrease in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, was approximately $24,000 and $24,000, respectively, in the three months ended January 31, 2021 and 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of March 11, 2021, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. During the three months ended January 31, 2021, we raised approximately $5,957,000, net of expenses, through an at-the-market equity offering of 1,900,547 shares of common stock, under which offering we may issue up to $50 million of common stock. Under our at-the-market equity program which is currently effective and may remain available for us to use in the future, as of January 31, 2021, we may sell an additional approximately $34,670,000 of common stock. We may seek to obtain working capital during our fiscal year 2021 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the three months ended January 31, 2021, cash used in operating activities was approximately $1,170,000. Cash provided by investing activities was approximately $675,000, resulting from the proceeds on maturities of certificates of deposit totaling $1,640,000 and the proceeds from the sale of equipment of approximately $35,000, which was offset by the purchases of certificates of deposit of approximately $1,000,000. Cash provided by financing activities was approximately $6,061,000, resulting from the sale of 1,900,547 shares of common stock in an at-the-market equity offering of approximately $5,957,000 and the proceeds from exercise of stock options of approximately $104,000. As a result, our cash, cash equivalents, and short-term investments at January 31, 2021 increased approximately $4,926,000 to approximately $13,983,000 from approximately $9,057,000 at the end of fiscal year 2020.

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

We believe that, of the significant accounting policies discussed in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, the following accounting policies require our most difficult, subjective or complex judgments:

Revenue Recognition; and

Stock-Based Compensation

Revenue Recognition

Our revenue has been derived solely from technology licensing and the sale of patented technologies. Revenue is recognized upon transfer of control of intellectual property rights and satisfaction of other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive.

We follow the accounting guidance of Accounting Standards Codification 606 (“ASC 606”), Revenue from Contracts with Customers. In accordance with ASC 606 we are required to make certain judgments and estimates in connection with the accounting for revenue. Such areas may include determining the existence of a contract and identifying each party’s rights and obligations to transfer goods and services, identifying the performance obligations in the contract, determining the transaction price and allocating the transaction price to separate performance obligations, estimating the timing of satisfaction of performance obligations, determining whether a promise to grant a license is distinct from other promised goods or services and evaluating whether a license transfers to a customer at a point in time or over time.

Our revenue arrangements provide for the payment, within 30 days of execution of the agreement, of contractually determined, one-time, paid-up license fees in settlement of litigation and in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. These arrangements typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by the Company, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. In such instances, the intellectual property rights granted have been perpetual in nature, extending until the expiration of the related patents. Pursuant to the terms of these agreements, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services. Licensees obtained control of the intellectual property rights they have acquired upon execution of the agreement. Accordingly, the performance obligations from these agreements were satisfied and 100% of the revenue was recognized upon the execution of the agreements.

Stock-Based Compensation

The compensation cost for service-based stock options granted to employees, directors and consultants is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to four years. For employee options vesting if the trading price of the Company’s common stock exceeds certain price targets we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period.

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

EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

We do not believe that any of the recently issued accounting pronouncements will have a material effect on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of January 31, 2021, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management including our President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13(a)-15(b) of the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.

There was no change in our internal control over financial reporting during the first quarter of fiscal year 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any litigation or other legal proceedings and management is not aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

10.1	Amendment to License Agreement between Certainty Therapeutics, Inc. and The Wistar Institute of Anatomy and Biology. (Certain information has been redacted in the marked portions of the exhibit.)
10.2	Joint Development and Option Agreement, dated January 26, 2021, between the Company and The Cleveland Clinic Foundation. (Certain information has been redacted in the marked portions of the exhibit.)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2021.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2021.
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 11, 2021.
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 11, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXA BIOSCIENCES, INC.

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman, President and
Chief Executive Officer
March 11, 2021		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
Chief Operating Officer and
Chief Financial Officer
March 11, 2021		(Principal Financial and Accounting Officer)

