Form 10-Q
period 2021-04-30
Anixa Biosciences Inc
filed 2021-06-10
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

On June 10, 2021 the registrant had outstanding 29,949,905 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2021	October 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,703,435	$6,417,061
Short-term investments	10,399,300	2,640,000
Prepaid expenses and other current assets	369,213	311,563
Total current assets	38,471,948	9,368,624

Operating lease right-of-use asset	25,574	54,340
Other assets	-	30,000
Total assets	$38,497,522	$9,452,964

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$438,013	$232,368
Accrued expenses	978,894	901,025
Operating lease liability	25,964	55,198
Total current liabilities	1,442,871	1,188,591

Commitments and contingencies (Note 10)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 31,449,905 and 24,248,695 shares issued and outstanding, respectively	314,499	242,486
Additional paid-in capital	233,742,019	200,354,488
Accumulated deficit	(196,442,760)	(191,835,618)
Total shareholders’ equity	37,613,758	8,761,356
Noncontrolling interest (Note 1)	(559,107)	(496,983)
Total equity	37,054,651	8,264,373

Total liabilities and equity	$38,497,522	$9,452,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020

Revenue	$-	$-	$512,500	$-

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses	-	-	385,002	-
Research and development expenses (including non-cash share-based compensation expenses of $447,176, $458,132, $737,382 and $855,655, respectively)	1,022,176	1,228,790	1,849,827	2,719,378
General and administrative expenses (including non-cash share-based compensation expenses of $604,096, $651,954, $1,299,989 and $1,275,765, respectively)	1,415,106	1,441,347	2,948,084	2,580,628
Total operating costs and expenses	2,437,282	2,670,137	5,182,913	5,300,006

Loss from operations	(2,437,282)	(2,670,137)	(4,670,413)	(5,300,006)

Interest income	393	12,147	1,147	25,441

Net loss	(2,436,889)	(2,657,990)	(4,669,266)	(5,274,565)

Less: Net loss attributable to noncontrolling interest	(38,038)	(17,897)	(62,124)	(41,929)

Net loss attributable to common shareholders	$(2,398,851)	$(2,640,093)	$(4,607,142)	$(5,232,636)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.08)	$(0.12)	$(0.17)	$(0.25)

Weighted average common shares outstanding:
Basic and diluted	28,669,475	21,155,505	26,887,974	20,927,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2021

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, January 31, 2021	26,179,122	$261,791	$207,382,102	$(194,043,909)	$13,599,984	$(521,069)	$13,078,915
Stock option compensation to employees and directors	-	-	880,776	-	880,776	-	880,776
Stock options and warrants issued to consultants	-	-	170,496	-	170,496	-	170,496
Common stock issued upon exercise of stock options	77,571	776	188,604	-	189,380	-	189,380
Common stock issued pursuant to employee stock purchase plan	1,634	16	2,984	-	3,000	-	3,000
Common stock issued in a public offering, net of offering expenses of $2,208,150	4,285,715	42,858	20,248,996	-	20,291,854	-	20,291,854
Common stock issued in at-the-market offering, net of offering expenses of $156,265	905,863	9,058	4,868,061	-	4,877,119	-	4,877,119
Net loss	-	-	-	(2,398,851)	(2,398,851)	(38,038)	(2,436,889)

Balance, April 30, 2021	31,449,905	$314,499	$233,742,019	$(196,442,760)	$37,613,758	$(559,107)	$37,054,651

FOR THE THREE MONTHS ENDED APRIL 30, 2020

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, January 31, 2020	20,841,309	$208,413	$189,646,000	$(184,409,806)	$5,444,607	$(447,007)	$4,997,600
Stock option compensation to employees and directors	-	-	1,055,331	-	1,055,331	-	1,055,331
Stock options and warrants issued to consultants	-	-	54,755	-	54,755	-	54,755
Common stock issued upon exercise of stock options	25,000	250	75,000	-	75,250	-	75,250
Common stock issued pursuant to employee stock purchase plan	9,618	96	15,356	-	15,452	-	15,452
Common stock issued in at-the-market offering, net of offering expenses of $57,324	603,408	6,034	1,275,818	-	1,281,852	-	1,281,852
Net loss	-	-	-	(2,640,093)	(2,640,093)	(17,897)	(2,657,990)

Balance, April 30, 2020	21,479,335	$214,793	$192,122,260	$(187,049,899)	$5,287,154	$(464,904)	$4,822,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED APRIL 30, 2021

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, October 31, 2020	24,248,695	$242,486	$200,354,488	$(191,835,618)	$8,761,356	$(496,983)	$8,264,373
Stock option compensation to employees and directors	-	-	1,755,638	-	1,755,638	-	1,755,638
Stock options and warrants issued to consultants	-	-	281,733	-	281,733	-	281,733
Common stock issued upon exercise of stock options	107,451	1,075	292,529	-	293,604	-	293,604
Common stock issued pursuant to employee stock purchase plan	1,634	16	2,984	-	3,000	-	3,000
Common stock issued in a public offering, net of offering expenses of $2,208,150	4,285,715	42,858	20,248,996	-	20,291,854	-	20,291,854
Common stock issued in at-the-market offering, net of offering expenses of $340,775	2,806,410	28,064	10,805,651	-	10,833,715	-	10,833,715
Net loss	-	-	-	(4,607,142)	(4,607,142)	(62,124)	(4,669,266)

Balance, April 30, 2021	31,449,905	$314,499	$233,742,019	$(196,442,760)	$37,613,758	$(559,107)	$37,054,651

FOR THE SIX MONTHS ENDED APRIL 30, 2020

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, October 31, 2019	20,331,754	$203,317	$186,849,299	$(181,817,263)	$5,235,353	$(422,975)	$4,812,378
Stock option compensation to employees and directors	-	-	2,019,211	-	2,019,211	-	2,019,211
Stock options and warrants issued to consultants	-	-	112,209	-	112,209	-	112,209
Common stock issued upon exercise of stock options	43,900	439	103,291	-	103,730	-	103,730
Common stock issued pursuant to employee stock purchase plan	9,618	96	15,356	-	15,452	-	15,452
Common stock issued in at-the-market offering, net of offering expenses of $158,296	1,094,063	10,941	3,022,894	-	3,033,835	-	3,033,835
Net loss	-	-	-	(5,232,636)	(5,232,636)	(41,929)	(5,274,565)

Balance, April 30, 2020	21,479,335	$214,793	$192,122,260	$(187,049,899)	$5,287,154	$(464,904)	$4,822,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended April 30,
	2021	2020
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(4,669,266)	$(5,274,565)
Stock option compensation to employees and directors	1,755,638	2,019,211
Stock options and warrants issued to consultants	281,733	112,209
Depreciation of property and equipment	-	29,418
Gain on sale of equipment	(5,447)	-
Amortization of operating lease right-of-use asset	28,766	25,055
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(57,650)	102,909
Accounts payable	205,645	(415,039)
Accrued expenses	77,869	(45,343)
Operating lease liability	(29,234)	(24,509)
Net cash used in operating activities	(2,411,946)	(3,470,654)

Cash flows from investing activities:
Disbursements to acquire short-term investments	(10,399,300)	(2,620,000)
Proceeds from maturities of short-term investments	2,640,000	2,350,000
Purchase of property and equipment	-	(15,791)
Proceeds from sale of equipment	35,447	-
Net cash used in investing activities	(7,723,853)	(285,791)

Cash flows from financing activities:
Gross proceeds from sale of common stock in a public offering	22,500,004	-
Expenses of the public offering	(2,208,150)	-
Gross proceeds from sale of common stock in an at-the-market offering	11,174,490	3,192,131
Expenses of the at-the-market offering	(340,775)	(158,296)
Proceeds from sale of common stock pursuant to employee stock purchase plan	3,000	15,452
Proceeds from exercise of stock options	293,604	103,730
Net cash provided by financing activities	31,422,173	3,153,017

Net increase (decrease)in cash and cash equivalents	21,286,374	(603,428)
Cash and cash equivalents at beginning of period	6,417,061	3,491,625
Cash and cash equivalents at end of period	$27,703,435	$2,888,197

Supplemental cash flow information:
Cash proceeds from interest income	$1,398	$22,920

Supplemental disclosure of non-cash financing activity:
Fair value of warrants issued in connection with the public offering	$1,040,700	$-

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

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), is advancing toward human clinical testing its CAR-T technology for treating ovarian cancer. We submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) in March 2021. In April 2021, the FDA informed us that they needed additional information before allowing us to proceed with the clinical trial. In May 2021, the FDA provided us with the details of their information request, and we are currently working with Moffitt to address the FDA’s request. We anticipate submitting our response to the FDA in June 2021, after which the FDA will have approximately 30 days to respond. Assuming the FDA finds our response acceptable, we anticipate beginning the human clinical trials in the fourth quarter of 2021.

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

The screening process resulted in the identification of multiple compounds that could potentially disrupt critical enzymes of the virus. Several of these compounds were synthesized and tested in in vitro biological assays. Upon completion of these biological assays, we identified two of the most promising compounds and tested them in animal models. In these animal studies, the two compounds were compared to Remdesivir, which is the only anti-viral drug approved by the FDA for COVID-19. The data showed that administration of the drugs to infected hamsters did not cause any noticeable adverse effects, and monitoring of weight and general animal behavior demonstrated comparable efficacy of both compounds as well as Remdesivir. Based on this promising data in the animal study, we are proceeding to the next stage of drug development and have selected one of the compounds around which we have now begun performing combinatorial synthetic medicinal chemistry to evaluate whether we can increase potency and optimize pharmacokinetics. We anticipate completing this process by early fourth quarter of 2021.

In May 2021, after completion of the aforementioned animal studies, OntoChem assigned its rights and obligations related to this collaboration to MolGenie GmbH (“MolGenie”), a company spun-out from OntoChem focused on drug discovery and development.

We hold an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Cleveland Clinic Foundation (“Cleveland Clinic”) relating to certain breast cancer vaccine technology developed at Cleveland Clinic. We are working in collaboration with Cleveland Clinic to develop a method to vaccinate women against contracting breast cancer, focused specifically on TNBC. A specific protein, alpha-lactalbumin, has been identified that is only expressed during lactation in a healthy woman’s mammary tissue. This protein disappears when the woman is no longer lactating, but reappears in many forms of breast cancer, especially TNBC. Studies have shown that vaccinating against this protein prevents breast cancer in mice. In December 2020, we received authorization from the FDA to commence enrollment and treatment of patients in a Phase 1a clinical trial. We are performing the activities necessary to prepare for treatment of patients in the Phase 1a clinical trial, and we anticipate being prepared to treat the first enrolled patient in July 2021.

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

In May 2021, Cleveland Clinic was granted an award for our ovarian cancer vaccine technology by the National Cancer Institute’s (“NCI”) PREVENT program. The NCI is a part of the National Institutes of Health. The PREVENT program is a peer-reviewed agent development program designed to support preclinical development of innovative interventions and biomarkers for cancer prevention and interception towards clinical trials. The scientific and financial resources of the PREVENT program will be used for our ovarian cancer vaccine technology to perform virtually all pre-clinical research and development, manufacturing and IND-enabling studies. This work will be performed at NCI facilities, by NCI scientific staff and with NCI financial resources.

Over the next several quarters, we expect the development of our breast and ovarian cancer vaccines, our COVID-19 therapeutic program and Certainty’s CAR-T technology to be the primary focus of the Company. As part of our legacy operations, the Company remains engaged in limited patent licensing activities regarding the Cchek™ liquid biopsy platform (operations for which were suspended in July 2020), as well as in the area of encrypted audio/video conference calling. We do not expect these activities to be a significant part of the Company’s ongoing operations, nor do we expect these activities to require material financial resources or attention of senior management.

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

Funding and Management’s Plans

Based on currently available information as of June 10, 2021, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. During the six months ended April 30, 2021, we raised approximately $20,292,000, net of expenses, through a public offering in which we sold an aggregate of 4,285,715 shares of common stock and approximately $10,834,000, net of expenses, through our at-the-market equity program in which we sold an aggregate of 2,806,410 shares of common stock. Under our at-the-market equity program which is currently effective and may remain available for us to use in the future, as of April 30, 2021, we may sell an additional approximately $29.6 million of common stock. We may seek to obtain working capital during our fiscal year 2021 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and disclosures required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the year ended October 31, 2020. The accompanying October 31, 2020 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by US GAAP. The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of April 30, 2021, and results of operations and cash flows for the interim periods represented. The results of operations for the six months ended April 30, 2021 are not necessarily indicative of the results to be expected for the entire year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity. The following table sets forth the changes in noncontrolling interest for the six months ended April 30, 2021:

Balance, October 31, 2020	$(496,983)
Net loss attributable to noncontrolling interest	(62,124)
Balance, April 30, 2021	$(559,107)

Revenue Recognition

Our revenue has been derived solely from technology licensing and the sale of patented technologies. Revenue is recognized upon transfer of control of intellectual property rights and satisfaction of other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive.

We follow the accounting guidance of Accounting Standards Codification 606 (“ASC 606”), Revenue from Contracts with Customers. In accordance with ASC 606 we are required to make certain judgments and estimates in connection with the accounting for revenue. Such judgments and estimates may include determining the existence of a contract and identifying each party’s rights and obligations to transfer goods and services, identifying the performance obligations in the contract, determining the transaction price and allocating the transaction price to separate performance obligations, estimating the timing of satisfaction of performance obligations, determining whether a promise to grant a license is distinct from other promised goods or services and evaluating whether a license transfers to a customer at a point in time or over time.

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

2. PUBLIC OFFERING

On March 25, 2021, the Company completed a public offering in which we sold an aggregate of 4,285,715 shares of its common stock, which represented 15.8% of the Company’s outstanding shares at the time of the offering, at a public offering price of $5.25 per share. The Company realized net proceeds of approximately $20,292,000 from the public offering, after deducting underwriting discounts and deal expenses. In connection with the public offering, the Company issued to certain designees of the underwriter, as compensation, warrants expiring on March 22, 2026, to purchase 300,000 shares of common stock at $6.5625 per share.

3. STOCK BASED COMPENSATION

The Company maintains stock equity incentive plans under which the Company grants incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

The compensation cost for service-based stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to four years. We recorded stock-based compensation expense related to service-based stock options granted to employees and directors of approximately $881,000 and $1,055,000 during the three months ended April 30, 2021 and 2020, respectively, and approximately $1,756,000 and $2,019,000 during the six months ended April 30, 2021 and 2020, respectively.

For stock options granted to employees and directors that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest). On May 8, 2018, we issued market condition options to purchase 1,500,000 shares of common stock, to our Chairman, President and Chief Executive Officer, vesting at target trading prices of $5.00 to $8.00 per share before May 31, 2021, with implied service periods of three to seven months. In October 2018, the first tranche of 500,000 shares of market condition options became exercisable upon achieving an average closing price above $5.00 per share for twenty consecutive trading days. The second and third tranches did not vest as of May 31, 2021. We did not record any market condition stock-based compensation expense during the six months ended April 30, 2021 and 2020.

The compensation cost for service-based stock options granted to consultants is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to three years. We recorded stock-based consulting expense related to stock options granted to consultants of approximately $132,000 and $55,000 during the three months ended April 30, 2021 and 2020, respectively, and approximately $186,000 and $112,000 during the six months ended April 30, 2021 and 2020, respectively.

Stock Option Plans

During the six months ended April 30, 2021, we had two stock option plans: the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”), which were adopted by our Board of Directors on July 14, 2010 and January 25, 2018, respectively. The 2018 Share Plan was approved by our shareholders on March 29, 2018. Further, we had an additional stock option plan: the Anixa Biosciences, Inc. 2003 Share Incentive Plan (the “2003 Share Plan”), under which all outstanding options expired during the six months ended April 30, 2020.

Stock Option Activity

During the three months ended April 30, 2021 and 2020, we granted options to purchase 250,000 shares and -0- shares of common stock, respectively, and during the six months ended April 30, 2021 and 2020, we granted options to purchase 1,380,000 shares and 800,000 shares of common stock, respectively, to employees and consultants, with exercise prices ranging from $2.83 to $5.30 per share, pursuant to the 2018 Share Plan. During the three months ended April 30, 2021 and 2020, stock options to purchase 77,571 shares, net of 7,937 shares withheld on a cashless exercise, and 25,000 shares of common stock, respectively, were exercised with aggregate proceeds of approximately $189,000 and $75,000, respectively. During the six months ended April 30, 2021 and 2020, stock options to purchase 107,451 shares, net of 7,937 shares withheld on a cashless exercise, and 43,900 shares of common stock, respectively, were exercised with aggregate proceeds of approximately $294,000 and $104,000, respectively.

2003 Share Plan

The 2003 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the ability to grant future awards on April 21, 2013.

Information regarding the 2003 Plan for the six months ended April 30, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2019	400	$17.00
Forfeited/Expired	(400)	$17.00
Options outstanding and exercisable at April 30, 2020	-	$-0-	$-0-

2010 Share Plan

The 2010 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. In accordance with the provisions of the 2010 Share Plan, the plan terminated with respect to the ability to grant future awards on July 14, 2020.

Information regarding the 2010 Share Plan for the six months ended April 30, 2021 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2020	1, 1,907,534	$2.82
Exercised	(37,500)	$2.40
Forfeited/Expired	(10,400)	$4.57
Options outstanding at April 30, 2021	1 1,859,634	$2.82	$3,899,138
Options exercisable at April 30, 2021	1, 1,820,884	$2.82	$3,809,375

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of April 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 0.67 - $ 2.30	527,500	5.06	$1.54	513,750	5.03	$1.56
$ 2.58 - $ 3.13	818,000	2.90	$2.80	818,000	3.27	$2.80
$ 3.46 - $ 5.30	514,134	7.00	$4.16	489,134	6.99	$4.20

Information regarding the 2010 Share Plan for the six months ended April 30, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2019	1,998,668	$2.80
Exercised	(43,900)	$2.36
Forfeited/Expired	(5,534)	$2.58
Options outstanding at April 30, 2020	1,949,234	$2.81	$291,195
Options exercisable at April 30, 2020	1,740,484	$2.85	$213,820

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of April 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 0.67 - $2.30	561,500	6.03	$1.56	480,250	5.84	$1.66
$ 2.58 - $ 3.13	853,200	3.28	$2.79	853,200	3.72	$2.79
$ 3.46 - $ 5.75	534,534	7.69	$4.16	407,034	7.54	$4.38

2018 Share Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. As of April 30, 2021, the 2018 Share Plan had 1,757,937 shares available for future grants.

Information regarding the 2018 Share Plan for the six months ended April 30, 2021 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2020	4,346,661	$3.69
Granted	1,380,000	$3.28
Exercised	(33,888)	$3.81
Forfeited/Expired	(392,781)	$3.70
Options outstanding at April 30, 2021	5,299,992	$3.58	$7,000,292
Options exercisable at April 30, 2021	2,626,391	$3.66	$3,215,984

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of April 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.09 - $3.70	3,975,000	7.87	$3.38	1,901,945	7.37	$3.55
$3.84 - $5.30	1,324,992	7.19	$4.16	724,446	7.43	$3.96

Information regarding the 2018 Share Plan for the six months ended April 30, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2019	3,935,500	$3.74
Granted	800,000	$3.85
Options outstanding at April 30, 2020	4,735,000	$3.76	$-0-
Options exercisable at April 30, 2020	2,107,779	$3.75	$-0-

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of April 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$3.70	3,100,000	8.03	$3.70	1,566,666	8.03	$3.70
$3.84 - $4.61	1,635,000	8.92	$3.88	541,113	8.37	$3.75

Non-Plan Options

In addition to options granted under stock option plans, during the years ended October 31, 2012 and 2013, the Board of Directors approved the grant of stock options to certain employees and directors (the “Non-Plan Options”).

Information regarding Non-Plan Options for the six months ended April; 30, 2021 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2020	1,698,000	$2.58
Exercised	(44,000)	$2.58
Options outstanding and exercisable at April 30, 2021	1,654,000	$2.58	$3,812,470

The following table summarizes information about Non-Plan Options outstanding and exercisable as of April 30, 2021:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.58	1,654,000	1.31	$2.58

Information regarding Non-Plan Options for the six months ended April 30, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2019	1,698,000	$2.58
Options outstanding and exercisable at April 30, 2020	1,698,000	$2.58	$-0-

The following table summarizes information about Non-Plan Options outstanding and exercisable as of April 30, 2020:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.58	1,698,000	2.25	$2.58

On June 1, 2021, stock options to purchase 2,990,000 shares were granted under the 2018 Share Plan. Each of our non-employee directors was awarded options for 30,000 shares that vest over one year. Our Lead Independent Director, our Chairman, President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer were awarded options for 200,000 shares, 500,000 shares and 100,000 shares, respectively, that vest over three years. Further, our Chairman, President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer were awarded options for 2,000,000 shares and 100,000 shares, respectively, that vest in four equal installments upon the Company’s share price achieving targets ranging from $5.00 to $8.00 per share.

Stock Awards

On May 8, 2018, a restricted stock award of 1,500,000 shares of common stock was granted under the 2018 Share Plan to our Chairman, President and Chief Executive Officer. The restricted stock award was to vest in its entirety upon achievement of a target trading price of $11.00 per share of the Company’s common stock before May 31, 2021. The restricted stock award did not vest as of May 31, 2021. For restricted stock awards vesting upon achievement of a price target of our common stock we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest). We did not record any compensation expense related to the restricted stock award during the six months ended April 30, 2021 and 2020.

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan (the “ESPP”) which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The plan was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018. During the six months ended April 30, 2021 and 2020, employees purchased 1,634 and 9,618 shares, respectively, with aggregate proceeds of approximately $3,000 and $15,000, respectively.

Warrants

On October 30, 2020 we issued a warrant, expiring on October 30, 2025, to purchase 60,000 shares of common stock at $2.06 per share, vesting over five months, to a consultant for investor relations services. We recorded consulting expense of approximately $38,000 and $96,000, respectively, during the three and six months ended April 30, 2021, based on the fair value of the warrant on the date of grant recognized on a straight-line basis over the vesting period. We did not record any consulting expense related to warrants during the three and six months ended April 30, 2020.

As discussed in Note 2, in connection with the March 25, 2021 public offering we issued to certain designees of the underwriter, as compensation, warrants to purchase 300,000 shares of common stock at $6.5625 per share, expiring on March 22, 2026. No warrants were issued during the six-month period ended April 30, 2020.

As of April 30, 2021, we also had warrants outstanding to purchase 500,000 shares of common stock at $5.03 per share, issued during fiscal year 2017 and expiring on November 30, 2021.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of April 30, 2021:

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash and cash equivalents	$27,038,700	$-	$-	$27,038,700
Certificates of deposit:
Cash and cash equivalents	500,000	-	-	500,000
Short-term investments	-	2,000,000	-	2,000,000
Treasury bills and bonds:
Short-term investments	-	8,399,300	-	8,399,300

Total financial assets	$27,538,700	$10,399,300	$-	$37,938,000

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2020:

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash and cash equivalents	$3,902,292	$-	$-	$3,902,292
Certificates of deposit:
Cash and cash equivalents	2,250,000	-	-	2,250,000
Short-term investments	-	2,640,000	-	2,640,000

Total financial assets	$6,152,292	$2,640,000	$-	$8,792,292

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

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	April 30,	October 31,
	2021	2020
Payroll and related expenses	$310,641	$415,331
Accrued royalty and contingent legal fees	577,190	449,691
Accrued collaborative research and license expense	61,853	30,000
Accrued other	29,210	6,003
	$978,894	$901,025

6. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the six months ended April 30, 2021 and 2020, were stock options to purchase 8,813,626 and 8,382,234 shares, respectively, and warrants to purchase 860,000 and 500,000 shares, respectively.

7. EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02 (“ASU 2016-02”) Accounting Standards Codification Topic 842, Leases (“ASC 842”), which supersedes Topic 840, Leases, and which requires lessees to recognize most leases on the balance sheet. The new lease standard does not substantially change lessor accounting. For public companies, the standard was effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption was permitted. Lessees and lessors were required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance. In July 2018, FASB issued ASU 2018-11, Leases, which provides an additional transition option for an entity to apply the provisions of ASC 842 by recognizing a cumulative effect adjustment at the effective date of adoption without adjusting the prior comparative periods presented. The requirements of this standard include a significant increase in required disclosures. The Company adopted ASU 2016-02 on November 1, 2019. The adoption of this standard did not have a material impact on our condensed consolidated financial statements. See Note 9 regarding the accounting and disclosures related to our office lease.

8. INCOME TAXES

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

We have substantial net operating loss carryforwards for Federal and California income tax returns. These net operating loss carryforwards could be subject to limitations under Internal Revenue Code section 382. We have no unrecognized income tax benefits as of April 30, 2021 and October 31, 2020 and we account for interest and penalties related to income tax matters, if any, in general and administrative expenses.

9. LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to an operating lease that expires September 30, 2021. Our base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs. Rent expense was approximately $16,000 and $16,000, respectively, for the three months ended April 30, 2021 and 2020, and approximately $32,000 and $32,000, respectively, for the six months ended April 30, 2021 and 2020.

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

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The remaining 5-month lease term as of April 30, 2021 for the Company’s lease includes the noncancelable period of the lease. The lease does not contain a Company option to extend the lease or an option to extend the lease controlled by the lessor. All ROU assets are reviewed for impairment.

Balance sheet information related to the Company’s lease is presented below:

	Balance Sheet Location	April 30, 2021	October 31, 2020
Operating Lease:
Right-of-use asset	Operating lease right-of-use asset	$25,574	$54,340
Right-of-use liability, current	Operating lease liability	25,964	55,198

As of April 30, 2021, the annual minimum lease payments of our operating lease liabilities were as follows:

Operating Leases
2021 future minimum payments, undiscounted	$26,880
Less: Imputed interest	(916)
Present value of future minimum lease payments	$25,964

10. COMMITMENTS AND CONTINGENCIES

Litigation Matters

We are not involved in any litigation or other legal proceedings and management is not aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

Impact of Coronavirus Pandemic

On March 10, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The virus and actions taken to mitigate its spread have had and are expected to continue to have a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates and conducts its business, and which the Company’s partners operate and conduct their business. We are currently following the recommendations of local health authorities to minimize exposure risk for our team members and visitors. However, while the outlook is improving, and there has been a loosening of restrictions in many of the areas in which we and our partners operate and conduct our business, the scale and scope of this pandemic is unknown, and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. While we have implemented specific business, continuity plans to reduce the potential impact of COVID-19, there is no guarantee that our continuity plans will be successful.

We have experienced certain disruptions to our business such as temporary closure of our offices and similar disruptions have occurred for our partners. Specifically, the outbreak has caused temporary shutdowns of the laboratories and other service providers that we rely on to develop our programs, and those laboratories and service providers that have been operating or that have begun operating recently have been doing so with more limited capacity due to social distancing requirements. As a result, our progress has been slowed and there is no assurance that we will be able to meet our previously announced timelines regarding the advancement of our programs.

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

11. SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on the management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in five reportable segments, each with different operating and potential revenue generating characteristics: (i) CAR-T Therapeutics, (ii) Cancer Vaccines, (iii) Anti-Viral Therapeutics, (iv) Cancer Diagnostics and (v) Patent Licensing activities. The following represents selected financial information for our segments for the three and six months ended April 30, 2021 and 2020 and as of April 30, 2021 and October 31, 2020:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2021	2020	2021	2020
Net Income/(Loss):
CAR-T Therapeutics	$(1,445,758)	$(495,030)	$(2,406,494)	$(1,125,363)
Cancer Vaccines	(662,367)	(170,271)	(1,568,703)	(365,867)
Anti-Viral Therapeutics	(309,755)	(309,504)	(790,561)	(309,504)
Cancer Diagnostics	(13,409)	(1,679,027)	(22,371)	(3,469,673)
Patent Licensing	(5,600)	(4,158)	118,863	(4,158))
Total	$(2,436,889)	$(2,657,990)	$(4,669,266)	$(5,274,565)

Total operating costs and expenses	$2,437,282	$2,670,137	$5,182,913	$5,300,006
Less non-cash share-based compensation	(1,051,272)	(1,110,086))	(2,037,371)	(2,131,420)
Operating costs and expenses excluding non-cash share-based compensation	$1,386,010	$1,560,051	$3,145,542	$3,168,586
Operating costs and expenses excluding non-cash share based compensation:
CAR-T Therapeutics	$934,714	$223,822	$1,492,394	$570,163
Cancer Vaccines	298,537	67,059	836,525	165,329
Anti-Viral Therapeutics	138,175	221,018	408,431	221,018
Cancer Diagnostics	10,291	1,044,889	16,723	2,208,813
Patent Licensing	4,293	3,263	391,469	3,263
Total	$1,386,010	$1,560,051	3,145,542	$3,168,586

	April 30, 2021	October 31, 2020
Total assets:
CAR-T Therapeutics	$25,906,018	$2,988,124
Cancer Vaccines	8,265,734	946,923
Anti-Viral Therapeutics	3,825,876	2,464,361
Cancer Diagnostics	332,450	2,869,529
Patent Licensing	167,444	184,027
Total	$38,497,522	$9,452,964

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

RESULTS OF OPERATIONS

Three months ended April 30, 2021 compared with three months ended April 30, 2020

Revenue

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

We had no revenue during the three-month periods ended April 30, 2021 and 2020.

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses

We had no inventor royalties, contingent legal fees, litigation and licensing expenses during the three-month periods ended April 30, 2021 and 2020.

Research and Development Expenses

Research and development expenses incurred in the three months ended April 30, 2021 associated with each of our development programs consisted of approximately $548,000 for CAR-T therapeutics, approximately $336,000 for cancer vaccines, approximately $118,000 for anti-viral therapeutics and $-0- for cancer diagnostic.

Research and development expenses are related to the development of our cancer therapeutics, vaccine and diagnostics programs and our anti-viral drug program, and decreased by approximately $207,000 to approximately $1,022,000 in the three months ended April 30, 2021, from approximately $1,229,000 in the three months ended April 30, 2020. The decrease in research and development expenses was primarily due to a decrease in outside research and development expense related to our cancer diagnostics program of approximately $305,000 and decreases in employee compensation and related costs, other than stock option compensation expense, of approximately $124,000 and employee stock option compensation expense of approximately $89,000, all due to the suspension of development of our cancer diagnostics program. In addition, no license payments related to our collaborative agreement with OntoChem concerning discovery and development of anti-viral drugs for COVID-19 were required in the current period compared to approximately $111,000 in the prior year period. These decreases in expenses were offset by an increase in research and development expenses related to our other development programs of approximately $331,000 and an increase in consultant stock option and warrant expense of approximately $78,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $26,000 to approximately $1,415,000 in the three months ended April 30, 2021, from approximately $1,441,000 in the three months ended April 30, 2020. The decrease in general and administrative expenses was primarily due to a decrease in employee compensation and related costs, other than stock option expense, of approximately $100,000, a decrease in consultant expense of approximately $78,000, a decrease in director compensation of approximately $38,000, offset by an increase in patent expense of approximately $110,000, an increase in shareholder relations expense of approximately $54,000 and an increase in corporate insurance expense of approximately $25,000.

Interest Income

Interest income decreased by approximately $12,000 to less than $1,000 in the three months ended April 30, 2021, from approximately $12,000 in the comparable prior year period as a result of a decrease in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, was approximately $38,000 and $18,000, respectively, in the three months ended April 30, 2021 and 2020.

Six months ended April 30, 2021 compared with six months ended April 30, 2020

Revenue

For the six months ended April 30, 2021, we recorded revenue of approximately $513,000 from one license agreement. The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, and covenant not to sue. Pursuant to the terms of the agreement, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services. Accordingly, the performance obligations from this license agreement were satisfied and 100% of the revenue was recognized upon execution of the license agreement. As discussed in Note 1 to our condensed consolidated financial statements, as part of our legacy operations, the Company remains engaged in limited patent licensing activities which we do not expect to be a significant part of our ongoing operations or revenue.

We had no revenue during the six-month period ended April 30, 2020.

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses

Inventor royalties, contingent legal fees, litigation and licensing expenses increased to approximately $385,000 in the six months ended April 30, 2021 from $-0- in the six months ended April 30, 2020. The increase was primarily due to the increase in related revenues. Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized. Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Research and Development Expenses

Research and development expenses incurred in the six months ended April 30, 2021 associated with each of our development programs consisted of approximately $910,000 for CAR-T therapeutics, approximately $630,000 for cancer vaccines, approximately $288,000 for anti-viral therapeutics and approximately $2,000 for cancer diagnostic.

Research and development expenses are related to the development of our cancer therapeutics, vaccine and diagnostics programs and our anti-viral drug program, and decreased by approximately $869,000 to approximately $1,850,000 in the six months ended April 30, 2021, from approximately $2,719,000 in the six months ended April 30, 2020. The decrease in research and development expenses was primarily due to a decrease in outside research and development expense related to our cancer diagnostics program of approximately $816,000 and decreases in employee compensation and related costs, other than stock option compensation expense, of approximately $394,000 and employee stock option compensation expense of approximately $194,000, all due to the suspension of development of our cancer diagnostics program. These expense reductions were offset by an increase in research and development expenses related to our other development programs of approximately $428,000 and an increase in consultant expense of approximately $51,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $367,000 to approximately $2,948,000 in the six months ended April 30, 2021, from approximately $2,581,000 in the six months ended April 30, 2020. The increase in general and administrative expenses was primarily due to non-recurring income in the prior year period resulting from the discharge in January 2020 of a disputed liability of approximately $337,000 upon the expiration of the vendor’s statutory right to pursue collection of the disputed liability, an increase in patent expense of approximately $186,000, an increase in corporate insurance expense of approximately $47,000, an increase in directors compensation of approximately $43,000, offset by a decrease in employee compensation and related costs, other than stock option compensation expense, of approximately $248,000.

Interest Income

Interest income decreased by approximately $24,000 to approximately $1,000 in the six months ended April 30, 2021, from approximately $25,000 in the comparable prior year period as a result of a decrease in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, was approximately $62,000 and $42,000, respectively, in the six months ended April 30, 2021 and 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of June 10, 2021, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. During the six months ended April 30, 2021, we raised approximately $20,292,000, net of expenses, through a public offering in which we sold an aggregate of 4,285,715 shares of common stock and approximately $10,834,000, net of expenses, through our at-the-market equity program in which we sold an aggregate of 2,806,410 shares of common stock. Under our at-the-market equity program which is currently effective and may remain available for us to use in the future, as of April 30, 2021, we may sell an additional approximately $29.6 million of common stock. We may seek to obtain working capital during our fiscal year 2021 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the six months ended April 30, 2021, cash used in operating activities was approximately $2,412,000. Cash used in investing activities was approximately $7,724,000, resulting from the purchase of short-term investments of approximately $10,399,000, which was offset by the proceeds on maturities of short-term investments of approximately $2,640,000 and the proceeds from the sale of equipment of approximately $35,000. Cash provided by financing activities was approximately $31,422,000, resulting from net proceeds of approximately $20,292,000 from a public offering of 4,285,715 shares of common stock, the sale of 2,806,410 shares of common stock in an at-the-market equity offering of approximately $10,834,000, proceeds from exercise of stock options of approximately $294,000 and proceeds from the sale of common stock pursuant to employee stock purchase plan of approximately $3,000. As a result, our cash, cash equivalents, and short-term investments at April 30, 2021 increased approximately $29,046,000 to approximately $38,103,000 from approximately $9,057,000 at the end of fiscal year 2020.

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

We follow the accounting guidance of Accounting Standards Codification 606 (“ASC 606”), Revenue from Contracts with Customers. In accordance with ASC 606 we are required to make certain judgments and estimates in connection with the accounting for revenue. Such judgments and estimates may include determining the existence of a contract and identifying each party’s rights and obligations to transfer goods and services, identifying the performance obligations in the contract, determining the transaction price and allocating the transaction price to separate performance obligations, estimating the timing of satisfaction of performance obligations, determining whether a promise to grant a license is distinct from other promised goods or services and evaluating whether a license transfers to a customer at a point in time or over time.

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

Stock-Based Compensation

The compensation cost for service-based stock options granted to employees, directors and consultants is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to four years. For employee options vesting if the trading price of the Company’s common stock achieves certain price targets we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of April 30, 2021, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

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

There was no change in our internal control over financial reporting during the second quarter of fiscal year 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

10.1	Assignment Agreement dated May 1, 2021, between the Company, OntoChem GmbH and MolGenie GmbH.
10.2	Amendment 2 to the Collaboration Agreement between the Company and MolGenie GmbH. (Certain information has been redacted in the marked portions of the exhibit.)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 10, 2021.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 10, 2021.
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 10,2021.
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 10, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXA BIOSCIENCES, INC.

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman, President and
Chief Executive Officer
June 10, 2021		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
Chief Operating Officer and
Chief Financial Officer
(Principal Financial and
June 10, 2021		Accounting Officer)

