Form 10-K
period 2021-10-31
Anixa Biosciences Inc
filed 2022-01-04
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number: 001-37492

ANIXA BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	11-2622630
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3150 Almaden Expressway, Suite 250

San Jose, CA 95118

(408) 708-9808

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on Which Registered:
Common Stock, $.01 par value	ANIX	The NASDAQ Stock Market LLC

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

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of April 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ on such date ($4.88): $139,830,036

On January 4, 2022, the registrant had outstanding 30,132,319 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.

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

CERTAIN TERMS USED IN THIS REPORT

References in this Report to “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. unless otherwise indicated.

PART I

Item 1. Business.

Overview

Anixa Biosciences, Inc. is a biotechnology company developing therapies and vaccines that are focused on critical unmet needs in oncology and infectious disease. Our therapeutics programs include (i) the development of a chimeric endocrine receptor T-cell therapy, a novel form of chimeric antigen receptor T-cell (“CAR-T”) technology, initially focused on treating ovarian cancer, which is being developed at our subsidiary, Certainty Therapeutics, Inc. (“Certainty”), and (ii) the discovery and ultimately development of anti-viral drug candidates for the treatment of COVID-19 focused on inhibiting certain protein functions of the virus. Our vaccine programs include (i) the development of a preventative vaccine against triple negative breast cancer (“TNBC”), the most lethal form of breast cancer, as well other forms of breast cancer and (ii) a preventative vaccine against ovarian cancer.

Our subsidiary, Certainty, is developing immuno-therapy drugs against cancer. Certainty holds an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading National Cancer Institute designated cancer research center, relating to Wistar’s chimeric endocrine receptor targeted therapy technology. We have initially focused on the development of a treatment for ovarian cancer, but we also may pursue applications of the technology for the development of treatments for additional solid tumors. The license agreement requires Certainty to make certain cash and equity payments to Wistar upon achievement of specific development milestones. With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty.

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), is advancing toward human clinical testing the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer. We submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) in March 2021 and in August 2021, we received authorization from the FDA to commence enrollment and treatment of patients in a Phase 1 clinical trial. We are performing the activities necessary to prepare for treatment of patients in the Phase 1 clinical trial, and we anticipate treating the first enrolled patient in the first calendar quarter of 2022. This study is a dose-escalation trial with two arms based on injection method—intraperitoneal or intravenous—to determine the maximum tolerated dose in patients with recurrent epithelial ovarian cancer and to assess persistence, expansion and efficacy of the modified T-cells. The study is being conducted at Moffitt and will consist of 24 to 48 patients who have received at least two prior lines of chemotherapy. The study is estimated to be completed in two to four years depending on multiple factors including when maximum tolerated dose is reached and the rate of patient recruitment.

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

The screening process resulted in the identification of multiple compounds that could potentially disrupt critical enzymes of the virus. Several of these compounds were synthesized and tested in in vitro biological assays. Upon completion of these biological assays, we identified two of the most promising compounds and tested them in animal models. In these animal studies, the two compounds were compared to Remdesivir, which at the time the assays were performed was the only anti-viral drug authorized by the FDA for COVID-19. The data showed that administration of the drugs to infected hamsters did not cause any noticeable adverse effects, and monitoring of weight and general animal behavior demonstrated comparable efficacy between each of our compounds and Remdesivir. Based on this promising data in the animal study, we directed our team to proceed to the next stage of drug development and we selected one of the compounds around which our team are performing combinatorial synthetic medicinal chemistry to evaluate whether potency can be increased and pharmacokinetics optimized.

In May 2021, after completion of the aforementioned animal studies, OntoChem assigned its rights and obligations related to this collaboration to MolGenie GmbH (“MolGenie”), a company spun-out from OntoChem focused on drug discovery and development. As a result of the MolGenie spin-out, there was no change in the personnel working on our project, and the assignment caused no interruptions to the program’s development.

While use of preventative vaccines is widespread throughout much of the developed world, we believe that there is and will continue to be a need for effective treatments for COVID-19. There are a number of factors that have limited the effectiveness, both in the near and long term, of the vaccines currently in use, including, but not limited to, vaccine persistence, viral escape and perceptions of long-term safety resulting in vaccine resistance. Furthermore, there are currently two new anti-viral treatments, Pfizer’s Paxlovid, which is a combination therapy consisting of the protease-inhibitor nirmatrelvir and the antiretroviral ritonavir and Merck’s polymerase-inhibitor molnupiravir, that have recently been authorized for emergency use in the U.S. These treatments use oral formulations, while all other currently authorized or approved treatments require administration in a hospital setting. As the main component of Pfizer’s treatment is a protease-inhibitor, it is most similar to our compounds, and we therefore anticipate similar or better efficacy with our compounds. Whereas Pfizer’s nirmatrelvir was based on research done on rhinoviruses and not designed specifically for SARS-CoV-2, our compounds were designed specifically against the main protease of SARS-CoV-2 and at the current time we do not anticipate the need for a combination therapy.

We hold an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Cleveland Clinic Foundation (“Cleveland Clinic”) relating to a certain breast cancer vaccine technology developed at Cleveland Clinic. Utilizing this technology, we are working in collaboration with Cleveland Clinic to develop a method to vaccinate women against contracting breast cancer, focused specifically on TNBC. The focus of this vaccine is a specific protein, α-lactalbumin, that is only expressed during lactation in a healthy mother’s mammary tissue. This protein disappears when the mother is no longer lactating, but reappears in many forms of breast cancer, especially TNBC. Studies have shown that vaccinating against this protein prevents breast cancer in mice.

Following submission of an IND application with the FDA in November 2020, and the FDA’s subsequent authorization to proceed with clinical trials in December 2020, in October 2021, we commenced dosing patients in a Phase 1 clinical trial of our breast cancer vaccine. Funded by a U.S. Department of Defense grant, this study is a multiple-ascending dose Phase 1 trial to determine the maximum tolerated dose of the vaccine in patients with early-stage, triple-negative breast cancer as well as monitor immune response. The study is being conducted at Cleveland Clinic and will consist of 18 to 24 patients who have completed treatment for early-stage, triple-negative breast cancer within the past three years and are currently tumor-free but at high risk for recurrence. During the course of the study, participants will receive three vaccinations, each two weeks apart, and will be closely monitored for side effects and immune response. The study is estimated to be completed in the third calendar quarter of 2022.

In November 2020, we executed a license agreement with Cleveland Clinic pursuant to which the Company was granted an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by Cleveland Clinic relating to certain ovarian cancer vaccine technology. This technology pertains to among other things, the use of vaccines for the treatment or prevention of ovarian cancers which express the anti-Mullerian hormone receptor 2 protein containing an extracellular domain (“AMHR2-ED”). In healthy tissue, this protein regulates growth and development of egg-containing follicles in the ovary. While expression of AMHR2-ED naturally and markedly declines after menopause, this protein is expressed at high levels in the ovaries of postmenopausal women with ovarian cancer. Researchers at Cleveland Clinic believe that a vaccine targeting AMHR2-ED could prevent the occurrence of ovarian cancer. We entered into a joint development agreement with Cleveland Clinic to advance this vaccine toward human clinical testing.

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

In July 2020, we implemented a strategic realignment of our business and redirected resources to exclusively focus on the development of therapeutics and vaccines. Accordingly, we suspended operations of our subsidiary, Anixa Diagnostics Corporation, and the development of the Cchek™ artificial intelligence driven platform of non-invasive blood tests for the early detection of cancer.

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

Studies have shown that the FSH-Receptor is also expressed in endothelial cells of the vasculature of neoplasias. We anticipate performing further studies to evaluate the ability of our CAR-T to disrupt the vasculature of other cancers, after we commence clinical trials of this technology against ovarian cancer.

We have been working with researchers at Moffitt to complete the steps necessary to commence human clinical testing of our CAR-T therapy for patients suffering from ovarian cancer. Moffitt is one of the top cancer centers in the country with pre-clinical and clinical expertise with CAR-T technology. Moffitt has conducted many of the highest profile CAR-T trials in the world.

We performed numerous studies in preparation for the IND application. In those studies, several groups of tumor free, female mice were intra-peritoneally infused with increasing concentrations of the murine CAR-T construct and their health status was monitored for up to five months. The following summarizes the results of these studies:

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

We anticipate beginning the human clinical trials in the first calendar quarter of 2022. This study is a dose-escalation trial with two arms based on injection method—intraperitoneal or intravenous—to determine the maximum tolerated dose in patients with recurrent epithelial ovarian cancer and to assess persistence, expansion and efficacy of the modified T-cells. The study is being conducted at Moffitt and will consist of 24 to 48 patients who have received at least two prior lines of chemotherapy. The study is estimated to be completed in two to four years depending on multiple factors including when maximum tolerated dose is reached and the rate of patient recruitment.

The Market

We believe that our CAR-T technology may be used as an effective treatment against multiple solid tumor types, however, we have initially focused on ovarian cancer. According to American Cancer Society statistics, ovarian cancer accounts for just 2% of all female cancer cases, but 5% of cancer deaths in women due to the disease’s low survival rate. It is estimated that in 2021, approximately 21,000 new cases of ovarian cancer will be diagnosed and 14,000 American women will die from this disease. Despite continuous advances made in the field of cancer research every year, there remains a significant unmet medical need, as the overall five-year relative survival rate for ovarian cancer patients is 49%. However, ovarian cancer survival varies substantially by age, with the overall five-year survival rate for women 65 and older of only 32%.

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

There are currently few broadly available effective treatments. Further, most treatments that are currently being employed require administration in a hospital setting, thus continuing to overburden the healthcare system, and the orally-available treatments developed by Pfizer and Merck have only recently received authorization by the FDA. In addition, nearly all treatments currently in use or in clinical trials were originally developed for other indications, and were not designed specifically against SARS-CoV-2, and therefore may have limited effectiveness. We believe that newly designed drugs that are purposefully developed to specifically target SARS-CoV-2, enabled by recent studies of the molecular biology of the virus, will have the potential to be far more effective than repurposing existing drugs.

In April 2020, we entered into a collaboration agreement with OntoChem, who subsequently assigned its rights and obligations under the collaboration agreement to MolGenie, for the purpose of discovering and ultimately developing anti-viral drug candidates for COVID-19. Our collaboration has primarily focused on the virus’ main protease (“Mpro”), which is an enzyme of the virus that severs a large poly-peptide into functional proteins that enable the virus to replicate in a human host. Our program has focused on identifying molecules that inhibit the function of this enzyme, and potentially stop or slow the virus’ ability to replicate and cause disease. Since this protease does not have human analogs, potential inhibitors may not affect any human proteins and therefore toxic side effects may be minimized.

Through our collaboration, we utilized advanced computational methods, machine learning and molecular modeling techniques to perform in silico screening of over 1.2 billion compounds in OntoChem’s chemistry and gene ontology database (including publicly available compounds and OntoChem’s proprietary libraries) to evaluate if any of these compounds could disrupt Mpro and to evaluate the molecules’ potential side effects, as well as their drug-like characteristics. This screening process resulted in identifying a large number of compounds that could potentially be safe and effective against COVID-19.

The screening process resulted in the identification of multiple compounds that could potentially disrupt critical enzymes of the virus. Several of these compounds were synthesized and tested in in vitro biological assays. Upon completion of these biological assays, we identified two of the most promising compounds and tested them in animal models. In these animal studies, the two compounds were compared to Remdesivir, which at the time the assays were performed was the only anti-viral drug authorized by the FDA for COVID-19. The data showed that administration of the drugs to infected hamsters did not cause any noticeable adverse effects, and monitoring of weight and general animal behavior demonstrated comparable efficacy between each of our compounds and Remdesivir. Based on this promising data in the animal study, we directed our team at OntoChem to proceed to the next stage of drug development and we selected one of the compounds around which OntoChem and other third-party service providers are performing combinatorial synthetic medicinal chemistry to evaluate whether potency can be increased and pharmacokinetics optimized.

As SARS-CoV-2 has continued to mutate over the course of the pandemic, we have performed genomic variant analysis to determine whether our compounds may be effective against new variants as they have arisen. To date, the results of such analyses have shown that either no significant mutations have been found in or near the active site of the Mpro enzyme or any known mutations do not change the function of the enzyme, and therefore we believe that our compounds should be effective against the Delta variant, as well as the newly identified Omicron variant, which has become the most common form of the virus circulating in the U.S., though there is no assurance that this will be the case.

The Market

According to U.S. Centers for Disease Control and Prevention (“CDC”) data, as of the date of this Report, in the U.S., there have been nearly 54 million cases of COVID-19 and over 820,000 deaths. According to World Health Organization (“WHO”) data, globally, there have been over 280 million cases and over 5.4 million people have died.

Currently, there are few broadly available effective treatments for COVID-19. Further, the most common treatments that are currently being employed, such as Remdesivir and various steroid and antibody treatments, are all in-patient therapeutics and require hospitalization, adding to the burden on the healthcare system. We believe that a better approach, which we are employing, would be a therapeutic that can be formulated as a pill and taken as soon as there is a positive test for COVID-19. While two orally-available anti-viral treatments developed by Pfizer and Merck have recently been authorized for emergency use by the FDA, both have limitations as Pfizer’s treatment requires a combination therapy with an antiretroviral drug commonly used to treat HIV and the Merck treatment has shown limited efficacy.

The market for orally delivered COVID-19 treatments that would dramatically reduce hospitalization rates would be significant, especially if such treatments were effective against multiple variants of the virus.

Competition

Competition in the COVID-19 treatment and prevention market is fierce, with hundreds of therapies and vaccines currently in development. There are currently a number of preventative vaccines that have received regulatory approvals globally. While these vaccines have been effective in reducing the spread of COVID-19, there remain challenges regarding persistence and viral escape as well as the resistance to vaccination by a significant portion of the population and also the difficulty in vaccinating and boosting the world population. Further, there are currently two new orally-available anti-viral treatments, the combination protease-inhibitor-antiretroviral Paxlovid developed by Pfizer and the polymerase-inhibitor molnupiravir developed by Merck, that have recently been authorized for emergency use in the U.S. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and vaccines and new therapies and vaccines that may become available in the future. While we believe that our proprietary compounds for treating COVID-19 and scientific expertise in the field of synthetic chemistry provide us with competitive advantages, we face potential competition from various sources, including larger and better-funded pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions.

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

The ovarian cancer vaccine technology licensed from Cleveland Clinic has identified the AMHR2-ED protein, the expression of which is involved in egg production in the ovaries and is no longer expressed after menopause. AMHR2-ED is not meaningfully present on any other cell in the body. However, it does appear in many cases of epithelial ovarian cancers, the most common type of ovarian cancer. By developing a vaccine that targets AMHR2-ED, we feel the immune system can destroy these ovarian cancer cells as they arise and ultimately prevent tumors from forming. Data on this technology, including animal studies showing efficacy, was published in November 2017 in the journal, Cancer Prevention Research.

While the data thus far for both of our cancer vaccines has been positive, there are many uncertainties in drug development, and most drugs fail to reach commercialization.

During 2021, we worked with researchers at Cleveland Clinic to advance the breast cancer vaccine technology toward human clinical testing, and in October 2021, began treating patients in a Phase 1 clinical trial. In addition, in May 2021, we and our partners at Cleveland Clinic began working with the NCI who will perform all pre-clinical research and development, manufacturing and IND-enabling studies to advance our ovarian cancer vaccine technology toward human clinical testing.

The Breast Cancer Market

According to American Cancer Society statistics, breast cancer accounts for 30% of all female cancer cases, and 15% of cancer deaths in women. It is estimated that in 2021, 282,000 new cases of breast cancer will be diagnosed in the U.S. and 44,000 women will die from this disease. Despite continuous advances made in the field of cancer research every year, there has been little change in breast cancer incidence rate over the last ten years.

The market for prophylactic cancer vaccines is sizable—bigger in fact than the market for any type of cancer therapeutic. After all, doctors administer cancer drugs only after a patient has been diagnosed, while a prophylactic vaccine may be administered to all people who have a possibility of developing the disease.

While in the U.S., 282,000 women are estimated to be diagnosed with breast cancer this year, there are approximately 75 million women over the age of 40—the time in life when women face an increased risk of developing breast cancer. Worldwide, the number is dramatically larger.

The Ovarian Cancer Market

According to American Cancer Society statistics, ovarian cancer accounts for just 2% of all female cancer cases, but 5% of cancer deaths in women due to the disease’s low survival rate. It is estimated that in 2021, 21,000 new cases of ovarian cancer will be diagnosed and 14,000 American women will die from this disease. Despite continuous advances made in the field of cancer research every year, there remains a significant unmet medical need, as the overall five-year relative survival rate for ovarian cancer patients is 49%. However, ovarian cancer survival varies substantially by age, with the overall five-year survival rate for women 65 and older of only 32%.

The market for prophylactic cancer vaccines is sizable—bigger in fact than the market for any type of cancer therapeutic. While in the U.S., 21,000 women are estimated to be diagnosed with ovarian cancer this year, there are approximately 30 million women over the age of 60—the time in life when women face an increased risk of developing ovarian cancer. Worldwide, the number is dramatically larger.

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

Employees

As of October 31, 2021, we had five employees, four full-time and one part time, working for our Company and subsidiaries. In addition, we work with research teams at Moffitt, Cleveland Clinic, and MolGenie, as well as their subcontractors, to develop each of our projects.

Summary Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Report and the other reports and documents filed by us with the SEC.

Risks Relating to Our Financial Condition and Operations

●	We have a history of losses and may incur additional losses in the future.

●	We will need additional funding in the future which may not be available on acceptable terms, or at all, and, if available, may result in dilution to our stockholders.

●	We may have difficulty in raising capital and may consume resources faster than expected.

Risks Related to our Research & Development, Clinical and Commercialization Activities

●	Our therapeutic and vaccine programs are pre-revenue, and subject to the risks of an early stage biotechnology company.

●	Our current business model relies on strategic collaborations with commercial partners to provide the resources and infrastructure to manufacture and ultimately market and/or sell our technologies. We may have difficulty in timing the establishment of these partnerships to achieve the greatest economic benefit for the Company, or in establishing these partnerships at all.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

●	We have never generated any revenue from biotechnology and pharmaceutical product sales and our biotechnology and pharmaceutical products may never be profitable.

●	The therapeutics and vaccines that we are developing are novel and present significant challenges to successfully reaching market.

●	While pre-clinical testing of our product candidates has been positive, we may experience unfavorable results and unforeseen delays once we commence human clinical trials.

●	We are dependent on third parties to conduct our pre-clinical and clinical trials.

●	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

●	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

Risks Related to our Intellectual Property

●	We rely on licenses from Wistar for our CAR-T technology and Cleveland Clinic for our breast and ovarian cancer vaccine technologies, and if we lose any of these licenses we may be subjected to future litigation.

Risks Related to our Common Stock

●	The issuance or sale of shares in the future to raise money or for strategic purposes could reduce the market price of our common stock.

●	We have issued a significant number of securities pursuant to our incentive plans and may continue to do so in the future. The vesting and, if applicable, exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock.

Risks Related to the COVID-19 Pandemic

●	Our business activities, including our clinical trials, are expected to be delayed or otherwise adversely affected by the ongoing COVID-19 pandemic.

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

On a cumulative basis we have sustained substantial losses and negative cash flows from operations since our inception. As of October 31, 2021, our accumulated deficit was approximately $204,790,000. As of October 31, 2021, we had approximately $35,728,000 in cash, cash equivalents and short-term investments, and working capital of approximately $34,733,000. In fiscal year 2021, we incurred losses of approximately $13,128,000 and we experienced negative cash flows from operations of approximately $4,937,000. We expect to continue incurring material research and development and general and administrative expenses in connection with our operations. As a result, we anticipate that we will incur losses in the future.

We will need additional funding in the future which may not be available on acceptable terms, or at all, and, if available, may result in dilution to our stockholders.

Based on currently available information as of January 4, 2022, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our activities for the next 12 months. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents and short term investments are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. We may seek to obtain working capital through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders. Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

We may have difficulty in raising capital and may consume resources faster than expected.

We currently do not generate any revenue from our therapeutics or vaccines nor do we generate any other recurring revenues and as of October 31, 2021, the Company had approximately $35,728,000 in cash, cash equivalents and short-term investments. Therefore, we have a limited source of cash to meet our future capital requirements, which may include the expensive process of obtaining FDA approvals for our CAR-T ovarian cancer therapeutic, our breast and ovarian cancer vaccines and our COVID-19 therapy. We do not expect to generate significant revenues for the foreseeable future, and we may not be able to raise funds in the future, which would leave us without resources to continue our operations and force us to resort to raising additional capital in the form of equity or debt financings, which may not be available to us. We may have difficulty raising needed capital in the near or longer term as a result of, among other factors, the very early stage of our therapeutics and vaccine businesses and our lack of revenues as well as the inherent business risks associated with an early stage, biotechnology company and present and future market conditions. Also, we may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. Our inability to raise funds could lead to decreases in the price of our common stock and the failure of our cancer diagnostic and therapeutics businesses which would have a material adverse effect on the Company.

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

Any of the foregoing risks may adversely affect the Company and result in the failure of our business. In addition, we expect to encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. Over the next several quarters, we will need to transition from a company with a research and development focus to a company capable of supporting clinical trials and commercial activities, or enter into collaborations with partners that may provide those capabilities. We may not be able to reach such achievements, which would have a material adverse effect on our Company.

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

We will face an inherent risk of product liability as a result of the ongoing and upcoming human clinical testing and commercialization of our product candidates. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

While we carry product liability insurance, claims could be asserted that could result in damages in excess of such insurance coverage. If we do not maintain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims, the lack of sufficient coverage could prevent or inhibit the development and commercialization of any products we develop, alone or with corporate collaborators.

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

We are in the discovery stage of developing our COVID-19 treatment and our ovarian cancer vaccine technology, about to enter the clinical stage of developing our CAR-T therapeutic technology and in the clinical stage with our breast cancer vaccine technology. Our ability to generate revenue depends in large part on our ability, alone or with partners, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenues from sales of such products for the foreseeable future. Our ability to generate future revenues from product sales of our technologies depends heavily on our success in:

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

CAR-T product candidates represent a relatively new field of cellular immunotherapy. Advancing this novel and personalized therapy creates significant challenges for us, or a partner, including:

●	obtaining regulatory approval, as the FDA and other regulatory authorities have limited experience with commercial development of T-cell therapies for cancer;

●	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;

●	developing a consistent and reliable process, while limiting contamination risks, for engineering and manufacturing T cells ex vivo and infusing the engineered T cells into the patient;

●	educating medical personnel regarding the potential benefits, as well as the challenges, of incorporating our product candidates into their treatment regimens;

●	establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy; and

●	the availability of coverage and adequate reimbursement from third-party payors for our novel and personalized therapy.

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

There is no guarantee that our collaboration with MolGenie will produce a successful anti-viral drug for COVID-19.

In April 2020, we entered into a collaboration agreement with OntoChem, such agreement subsequently assigned to MolGenie, for the purpose of discovering and ultimately developing anti-viral drug candidates for COVID-19. Through this collaboration, we utilized advanced computational methods, machine learning and molecular modeling techniques to perform in silico screening of over 1.2 billion compounds in OntoChem’s chemistry and gene ontology database (including publicly available compounds and OntoChem’s proprietary libraries) to evaluate if any of these compounds could disrupt one of two key enzymes of COVID-19. While, to date, we have synthesized several potential COVID-19 compounds and have performed in vitro and in vivo analyses of such compounds, there is no guarantee that any of these compounds (or any other future compounds that we may identify) will demonstrate sufficient potency as predicted by the molecular modeling algorithms. Further, even if these compounds do demonstrate sufficient potency, there is no guarantee that the compounds will be effective in animal or human testing and that they will ultimately be effective anti-viral drugs for COVID-19. In addition, based on the current stage of development, while considering the streamlined regulatory processes for COVID-19 therapies, it may take up to two or more years before we could obtain Emergency Use Authorization from the FDA.

There is significant competition in the search for a treatment for COVID-19.

There is significant competition, including from other companies and governmental organizations, to find treatments for COVID-19. Many of these entities have substantially greater resources (including capital and personnel) than we do and many of these entities are much further ahead in pursuit of a treatment than we are. Even if we are successful in identifying a compound that may act as an effective treatment for COVID-19, there is no guarantee that our treatment will be successful against competitors.

While pre-clinical testing of our product candidates have been positive, we may experience unfavorable results once we commence human clinical trials.

We have not initiated clinical trials for any of our product candidates other than our breast cancer vaccine, for which we do not yet have any human clinical data, and we may not be able to commence clinical trials on the time frames we expect. As these product candidates have only been tested in animals, we face significant uncertainty regarding how effective and safe they will be in human patients and the results from preclinical studies may not be indicative of the results of clinical trials. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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

We depend and will continue to depend upon independent investigators and collaborators, such as universities, medical institutions, and strategic partners such as Moffitt for our CAR-T therapy, Cleveland Clinic for our breast and ovarian cancer vaccines and MolGenie, as well as other European partners, for our COVID-19 therapy to conduct our preclinical and clinical trials under agreements with us. Negotiations of budgets and contracts with study sites may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities could require us to perform additional clinical trials before approving our marketing applications. It is possible that, upon inspection, such regulatory authorities could determine that any of our clinical trials fail to comply with the cGCP regulations. In addition, our clinical trials must be conducted with biologic product produced under current good manufacturing practices, or cGMPs, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

●	the patient eligibility criteria defined in the clinical trial protocol;

●	the size of the patient population required for analysis of the trial’s primary endpoints;

●	the proximity of patients to the study site;

●	the design of the clinical trial;

●	our ability to retain clinical trial investigators with the appropriate competencies and experience;

●	our ability to obtain and maintain patient consents;

●	the risk that patients enrolled in clinical trials will drop out of the clinical trials before completion;

●	competing clinical trials and approved therapies available for patients; and

●	the impact of the ongoing COVID-19 pandemic.

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

In third party clinical trials involving CAR-T cell therapies, the most prominent acute toxicities included symptoms thought to be associated with the release of cytokines, such as fever, low blood pressure and kidney dysfunction. Some patients also experienced toxicity of the central nervous system, such as confusion, cranial nerve dysfunction and speech impairment. Adverse side effects attributed to CAR-T therapies were severe and life-threatening in some patients. The life-threatening events were related to kidney dysfunction and toxicities of the central nervous system or other organ failure. Severe and life-threatening toxicities occurred primarily in the first two weeks after cell infusion and generally resolved within three weeks. In the past, several patients have also died in clinical trials by others involving CAR-T cell therapies.

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

Our reported revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future, specifically as we continue to devote our resources towards our CAR-T cancer therapeutics, our breast and ovarian cancer vaccines and our COVID-19 therapeutic. It is possible that in future periods, we will have no revenue or, in any event, revenues could fall below or expenses could rise above the expectations of securities analysts or investors, which could cause the market price of our common stock to decline. The following are among the factors that could cause our operating results to fluctuate significantly from period to period:

●	patient enrollment rates for our clinical trials;

●	delays with respect to our clinical trials;

●	clinical trial results relating to our CAR-T cancer therapeutics;

●	clinical trial results relating to our breast cancer vaccine;

●	results of pre-clinical studies relating to our ovarian cancer vaccine;

●	results of pre-clinical studies relating to our COVID-19 therapeutic;

●	progress with regulatory authorities towards the certification/approval of our CAR-T cancer therapeutics, our breast cancer vaccine, our ovarian cancer vaccine or our COVID-19 therapeutic; and

●	costs related to acquisitions, alliances and licenses.

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

As of the date of this Report, we have issued and outstanding options to purchase 10,700,626 shares of our common stock with a weighted average exercise price of $3.38. Further, as of the date of this Report, our Board of Directors and Compensation Committee have the authority to issue awards totaling an additional 2,000,000 shares of our common stock which is replenished on a yearly basis in accordance with the provisions of our plan. Additionally, we have registered for resale all of the shares of common stock issuable under our incentive plans. Because the market for our common stock is thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common stock. Furthermore, the mere existence of a significant number of shares of common stock issuable upon vesting and, if applicable, exercise of these securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common stock.

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

Risks related to the COVID-19 pandemic

Our business activities are expected to be adversely affected by the ongoing COVID-19 pandemic.

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

The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; our ability to continue daily operations, including as a result of travel restrictions and people working from home; the effect the pandemic may have on the ability to recruit patients to participate in our clinical trials; and any closures of our and our business partners’ offices and facilities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to a lease that expires September 30, 2024. Our base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs.

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

Holders

As of January 3, 2022, the approximate number of record holders of our common stock was 322 and the closing price of our common stock was $3.02 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

No cash dividends have been paid on our common stock since our inception. We have no present intention to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company did not issue any unregistered securities during the three months ended October 31, 2021.

Item 6. Selected Financial Data.

Not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In reviewing Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should refer to our Consolidated Financial Statements and the notes related thereto.

Results of Operations

Fiscal Year ended October 31, 2021 compared with Fiscal Year ended October 31, 2020

Revenue

In fiscal year 2021, we recorded revenue of approximately $513,000 from one license agreement related to our encrypted audio/video conference calling technology. The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, and covenant not to sue. Pursuant to the terms of the agreement, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services. Accordingly, the performance obligations from the license were satisfied and 100% of the revenue was recognized upon execution of the license agreement. We did not have any revenue in fiscal year 2020.

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

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses Related to Patent Assertion

In fiscal year 2021 inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion activities were approximately $385,000. Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized. Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

We did not have any inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion activities in fiscal year 2020.

Research and Development Expenses

Research and development expenses incurred in fiscal year 2021 associated with each of our development programs consisted of approximately $2,634,000 for CAR-T therapeutics, approximately $2,231,000 for cancer vaccines, approximately $1,323,000 for anti-viral therapeutics and approximately $2,000 for cancer diagnostics.

Research and development expenses are related to the development of our cancer therapeutics, vaccine and diagnostics programs and our anti-viral drug program, and increased by approximately $1,809,000 to approximately $6,190,000 in fiscal year 2021, from approximately $4,381,000 in fiscal year 2020. The increase in research and development expenses was primarily due to an increase in employee stock option expense of approximately $2,440,000, an increase in outside research and development related to our development programs, other than our cancer diagnostics program, of approximately $772,000, an increase in consultant stock option expense of approximately $241,000 and an increase in legal fees primarily related to collaborative and license agreements of approximately $30,000, offset by a decrease in outside research and development expense related to our cancer diagnostics program of approximately $1,112,000, a decrease in employee compensation and related costs, other than stock option compensation expense, of approximately $515,000 and a decrease in depreciation expense of approximately $35,000, all such decreases primarily due to suspension of development of our cancer diagnostics program in July 2020.

General and Administrative Expenses

General and administrative expenses increased by approximately $1,476,000 to approximately $7,073,000 in fiscal year 2021, from approximately $5,597,000 in fiscal year 2020. The increase in general and administrative expenses was principally due to an increase in employee stock option expense of approximately $1,108,000, non-recurring income in the prior year period resulting from the discharge in January 2020 of a disputed liability of approximately $337,000 upon the expiration of the vendor’s statutory right to pursue collection of the disputed liability, an increase in patent expense of approximately $336,000, an increase in directors compensation of approximately $209,000, an increase in warrant expense of approximately $96,000, an increase in corporate insurance expense of approximately $59,000 primarily due to an increase in our directors and officers insurance premium and an increase in investor and public relations expense of approximately $52,000, offset by a decrease in employee compensation and related costs, other than stock option expense, of approximately $584,000 and a decrease in consulting expense, other than warrant expense, of approximately $133,000.

Gain (Loss) on Disposal of Property and Equipment

Gain (loss) on disposal of property and equipment was a gain of approximately $5,000 in fiscal year 2021 compared to a loss of approximately $148,000 in fiscal year 2020. The disposal of property and equipment was in connection with the suspension of development of our cancer diagnostics program.

Interest Income

Interest income decreased to approximately $2,000 in fiscal year 2021 compared to approximately $34,000 in fiscal year 2020, due to a decrease in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, increased by approximately $100,000 to approximately $174,000 in fiscal year 2021, from approximately $74,000 in fiscal year 2020, as Certainty’s net loss increased. The increase in Certainty’s net loss was primarily due to an increase in employee stock option expense of approximately $1,422,000, an increase in outside research and development of approximately $407,000 and an increase in patent expense of approximately $178,000.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of January 4, 2022, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. During fiscal year 2021, we raised approximately $20,292,000, net of expenses, through a public offering in which we sold an aggregate of 4,285,715 shares of common stock and approximately $10,834,000, net of expenses, through an at-the-market equity program in which we sold an aggregate of 2,806,410 shares of common stock. Our at-the-market equity program was terminated on June 16, 2021. We may seek to obtain working capital during our fiscal year 2022 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the year ended October 31, 2021, cash used in operating activities was approximately $4,937,000. Cash used in investing activities was approximately $3,918,000, resulting from the purchase of short-term investments of approximately $16,499,000, which was offset by the proceeds on maturities of short-term investments of approximately $12,539,000, the proceeds from the sale of equipment of approximately $35,000 and proceeds received on sale of common stock by ZQX Advisors, LLC of approximately $6,000. Cash provided by financing activities was approximately $31,566,000, resulting from net proceeds of approximately $20,292,000 from a public offering of 4,285,715 shares of common stock, the sale of 2,806,410 shares of common stock in an at-the-market equity offering of approximately $10,834,000, proceeds from exercise of stock options of approximately $434,000 and proceeds from the sale of common stock pursuant to employee stock purchase plan of approximately $6,000. As a result, our cash, cash equivalents, and short-term investments at October 31, 2021 increased approximately $26,671,000 to approximately $35,728,000 from approximately $9,057,000 at the end of fiscal year 2020.

We have a future cash obligation related to the lease of our offices through 2026, estimated at approximately $331,000.

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

We believe that, of the significant accounting policies discussed in Note 2 to our Consolidated Financial Statements, the following accounting policies require our most difficult, subjective, or complex judgments:

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

Our revenue recognition policy requires us to make certain judgments and estimates in connection with the accounting for revenue. Such areas may include determining the existence of a contract and identifying each party’s rights and obligations to transfer goods and services, identifying the performance obligations in the contract, determining the transaction price and allocating the transaction price to separate performance obligations, estimating the timing of satisfaction of performance obligations, determining whether a promise to grant a license is distinct from other promised goods or services and evaluating whether a license transfers to a customer at a point in time or over time.

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

The Black-Scholes pricing model and the Monte Carlo Simulation we use to estimate fair values requires valuation assumptions of expected term, expected volatility, risk-free interest rates and expected dividend yield. The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. For employees we use the simplified method, which is a weighted average of the vesting term and contractual term, to determine expected term. The simplified method was adopted since we do not believe that historical experience is representative of future performance because of the impact of the changes in our operations. For consultants we use the contract term for expected term. We estimate the expected volatility of our shares of common stock based upon the historical volatility of our share price over a period of time equal to the expected term of the grants. We estimate the risk-free interest rate based on the implied yield available on the applicable grant date of a U.S. Treasury note with a term equal to the expected term of the underlying grants. We made the dividend yield assumption based on our history of not paying dividends and our expectation not to pay dividends in the future.

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

Item 8. Financial Statements and Supplementary Data.

See accompanying “Index to Consolidated Financial Statements.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of fiscal year 2021.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of October 31, 2021. In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a permanent exemption of the Commission that permits the Company to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2021 has not been audited by our auditors, Haskell & White LLP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Reference is made to that certain consulting agreement, dated September 19, 2012, between the Company and Dr. Amit Kumar. The consulting agreement, which has been inoperative since June 2015, was formally terminated on December 30, 2021. The termination of this consulting agreement has no impact on Dr. Kumar’s employment with the Company as Dr. Kumar remains the Chief Executive Officer and President of the Company on an at-will basis.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders scheduled for March 10, 2022 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2021, and will be incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders scheduled for March 10, 2022 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2021, and will be incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders scheduled for March 10, 2022 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2021, and will be incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders scheduled for March 10, 2022 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2021, and will be incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders scheduled for March 10, 2022 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2021, and will be incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)(2) Financial Statement Schedules

See accompanying “Index to Consolidated Financial Statements.”

(b) Exhibits

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and Form S-3, dated February 11, 2014.)
3.2	Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.2 to our Form 10-K for the fiscal year ended October 31, 2013.)
3.3	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated September 4, 2014.)
3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated September 10, 2014.)
3.5	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated June 25, 2015.)
3.6	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended April 30, 2018.)
3.7	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated October 1, 2018.)
3.8	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated August 13, 2020.)
3.9	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.8 to our Form 10-K for the fiscal year ended October 31, 2019.)
3.10	Amendment to the Amended and Restated Bylaws of the Company. (Incorporated by reference to our Form 8-K, dated April 2, 2021.)
4.1	Form of Underwriter Warrants. (Incorporated by reference to Exhibit 4.1 to our Form 8-K, dated March 24, 2021.)
4.2	Form of Warrant issued to Acorn Management Partners LLC. (Filed herewith.)
4.3	Description of the Company’s Securities Registered under Section 12 of the Exchange Act (Incorporated by reference to the description of our common stock contained in our Current Report on Form 8-K filed on March 31, 2014.)
10.1	2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 20, 2010.)
10.2	Amendment No. 1 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 7, 2011.)
10.3	Amendment No. 2 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 5, 2012.)
10.4	Amendment No. 3 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended January 31, 2014.)
10.5	2018 Share Incentive Plan. (Incorporated by reference to Exhibit 4.13 to our Form S-8 dated October 1, 2018.)
10.6	License Agreement, dated November 13, 2017, between Certainty Therapeutics, Inc. and The Wistar Institute of Anatomy and Biology. (Incorporated by reference to Exhibit 10.14 to our Form 10-K, dated January 9, 2018.) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)
10.7	Amendment to License Agreement between Certainty Therapeutics, Inc. and The Wistar Institute of Anatomy and Biology. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended January 31, 2021.) (Certain information has been redacted in the marked portions of the exhibit.)

10.8	Amended and Restated Collaboration Agreement, dated November 1, 2021, between Certainty Therapeutics, Inc. and H. Lee Moffitt Cancer Center and Research Institute, Inc. (Filed herewith.)
10.9	Exclusive License Agreement, dated July 8, 2019, between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended July 31, 2019.) (Certain information has been redacted in the marked portions of the exhibit.)
10.10	Collaboration Agreement, dated April 14, 2020, between the Company and OntoChem GmbH. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended April 30, 2020.) (Certain information has been redacted in the marked portions of the exhibit.)
10.11	Amendment to Collaboration Agreement between the Company and OntoChem GmbH. (Incorporated by reference to Exhibit 10.13 to our Form 10-K, for the fiscal year ended October 31, 2020.)
10.12	Assignment Agreement dated May 1, 2021, between the Company, OntoChem GmbH and MolGenie GmbH. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended April 30, 2021.)
10.13	Amendment 2 to the Collaboration Agreement between the Company and MolGenie GmbH. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended April 30, 2021.) (Certain information has been redacted in the marked portions of the exhibit.)
10.14	Exclusive License Agreement, dated October 20, 2020, between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.14 to our Form 10-K, for the fiscal year ended October 31, 2020.) (Certain information has been redacted in the marked portions of the exhibit.)
10.15	Joint Development and Option Agreement, dated January 26, 2021, between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended January 31, 2021.) (Certain information has been redacted in the marked portions of the exhibit.)
14	Code of Conduct (Incorporated by reference to Exhibit 14 to our Form 10-K, for the fiscal year ended October 31, 2020.)
21	Subsidiaries of Anixa Biosciences, Inc. (Incorporated by reference to Exhibit 21 to our Form 10-K, for the fiscal year ended October 31, 2020.)
23.1	Consent of Haskell & White LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 4, 2022. (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 4, 2022. (Filed herewith.)
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 4, 2022. (Filed herewith.)
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 4, 2022. (Filed herewith.)

Item 16. Form 10-K Summary.

The Company has elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anixa Biosciences, Inc.

	By:	/s/ Amit Kumar
Dr. Amit Kumar
Chairman of the Board, President and
January 4, 2022		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Amit Kumar
Dr. Amit Kumar
Chairman of the Board, President and
Chief Executive Officer
January 4, 2022		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
Chief Operating Officer and
Chief Financial Officer
January 4, 2022		(Principal Financial and Accounting Officer)

	By:	/s/ Lewis H. Titterton, Jr.
Lewis H. Titterton, Jr.
January 4, 2022		Director

	By:	/s/ Arnold Baskies
Dr. Arnold Baskies
January 4, 2022		Director

	By:	/s/ Emily Gottschalk
Emily Gottschalk
January 4, 2022		Director

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Anixa Biosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Anixa Biosciences, Inc. (the “Company”) as of October 31, 2021 and 2020, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended October 31, 2021, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (continued)

Fair Value of Stock Options – Refer to Note 5 to the Consolidated Financial Statements

Critical Audit Matter Description:

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its time-based stock options. The Black-Scholes option-pricing model involves the use of significant estimates, including the following:

●	Expected dividend yield;

●	Risk-free interest rate;

●	Expected share price volatility; and

●	Expected life of the award.

Additionally, the Company uses the Monte-Carlo simulation option-pricing model to estimate the fair value of its market condition stock options. The Monte Carlo simulation option-pricing model calculates multiple potential outcomes for an award and establishes a fair value based on the most likely outcome. Key assumptions for the Monte-Carlo simulation option-pricing model include:

●	Risk-free interest rate;

●	Expected share price volatility;

●	Expected dividends; and

●	Cost of equity.

Given the significant estimates involved in estimating the fair value of stock options, the related audit effort in evaluating management’s estimates in determining the inputs to fair value stock option models was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter was Addressed in the Audit:

We obtained an understanding over management’s process to estimate the fair value of stock options, including how each of the estimates required are developed to utilize the Black-Scholes and Monte-Carlo simulation option-pricing models. We applied the following audit procedures related to testing management’s estimates utilized in the option-pricing models:

●	We performed a look-back at the Company’s previously issued dividends, noting there were none. We inquired with management who informed us that no future dividends were currently anticipated.

●	We compared the Company’s risk-free interest rate used to the comparable United States treasury yield for a term comparable to the stock options’ expected term.

●	We recalculated the Company’s historical share price volatility for a term comparable to the stock options’ expected term.

●	We recalculated the expected term of stock options granted to employees and non-employee directors using the simplified method, whereby, the expected term equals the average of the vesting term and the original contractual term of the option.

●	We performed inquiries with the independent third-party valuation specialist assisting the Company with the Monte-Carlo simulation to ensure the inputs used in the calculation, the fair value of the awards, and the expected vesting periods, were reasonable.

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2013

Irvine, California

January 4, 2022

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$29,128,298	$6,417,061
Short–term investments	6,599,595	2,640,000
Prepaid expenses and other current assets	275,556	311,563
Total current assets	36,003,449	9,368,624

Operating lease right-of-use asset	253,955	54,340
Other assets	-	30,000

Total assets	$36,257,404	$9,452,964

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$136,196	$232,368
Accrued expenses	1,094,935	901,025
Operating lease liability	39,397	55,198
Total current liabilities	1,270,528	1,188,591

Operating lease liability, non-current	220,082	-
Total liabilities	1,490,610	1,188,591

Commitments and contingencies (Note 7)
Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 30,050,894 and 24,248,695 shares issued and outstanding, respectively	300,509	242,486
Additional paid-in capital	239,926,809	200,354,488
Accumulated deficit	(204,790,018)	(191,835,618)
Total shareholders’ equity	35,437,300	8,761,356
Noncontrolling interest (Note 2)	(670,506)	(496,983)
Total equity	34,766,794	8,264,373

Total liabilities and equity	$36,257,404	$9,452,964

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended October 31,
	2021	2020

Revenue	$512,500	$-

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses	385,002	-
Research and development expenses (including non-cash share based compensation expenses of $4,165,668 and $1,484,545, respectively)	6,189,692	4,381,205
General and administrative expenses (including non-cash share based compensation expenses of $3,892,410 and $2,652,915, respectively)	7,073,498	5,596,997

Total operating costs and expenses	13,648,192	9,978,202

Loss from operations	(13,135,692)	(9,978,202)

Gain (loss) on disposal of property and equipment	5,447	(148,084)

Interest income	2,322	33,923

Net loss	(13,127,923)	(10,092,363)

Less: Net loss attributable to noncontrolling interest	(173,523)	(74,008)

Net loss attributable to common stockholders	$(12,954,400)	$(10,018,355)

Net loss per share:
Basic and diluted	$(0.45)	$(0.45)

Weighted average common shares outstanding:
Basic and diluted	28,578,892	22,229,042

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2021 AND 2020

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

BALANCE, October 31, 2019	20,331,754	$203,317	$186,849,299	$(181,817,263)	$5,235,353	$(422,975)	$4,812,378

Stock option compensation to employees and directors	-	-	3,922,719	-	3,922,719	-	3,922,719
Stock options issued to consultants	-	-	214,741		214,741	-	214,741
Common stock issued upon exercise of stock options	51,100	511	121,759	-	122,270	-	122,270
Common stock issued pursuant to employee stock purchase plan	11,536	115	18,336	-	18,451	-	18,451
Common stock issued in an at-the-market offering, net of offering expenses of $362,918	3,854,305	38,543	9,227,634	-	9,266,177	-	9,266,177
Net Loss	-	-	-	(10,018,355)	(10,018,355)	(74,008)	(10,092,363)
BALANCE, October 31, 2020	24,248,695	$242,486	$200,354,488	$(191,835,618)	$8,761,356	$(496,983)	$8,264,373

Stock option compensation to employees and directors	-	-	7,503,037	-	7,503,037	-	7,503,037
Expired restricted stock award to employee	(1,500,000)	(15,000)	15,000	-	-	-	-
Stock options and warrants issued to consultants	-	-	555,041	-	555,041	-	555,041
Common stock issued upon exercise of stock options	207,697	2,077	432,147	-	434,224	-	434,224
Common stock issued pursuant to employee stock purchase plan	2,377	24	5,976	-	6,000	-	6,000
Common stock issued in a public offering, net of offering expenses of $2,208,150	4,285,715	42,858	20,248,996	-	20,291,854	-	20,291,854
Common stock issued in an at-the-market offering, net of offering expenses of $340,775	2,806,410	28,064	10,805,651	-	10,833,715	-	10,833,715
Proceeds received on sale of common stock held by ZQX Advisors, LLC	-	-	6,473	-	6,473	-	6,473
Net Loss	-	-	-	(12,954,400)	(12,954,400)	(173,523)	(13,127,923)

BALANCE, October 31, 2021	30,050,894	$300,509	$239,926,809	$(204,790,018)	$35,437,300	$(670,506)	$34,766,794

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended October 31,
	2021	2020
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(13,127,923)	$(10,092,363)
Stock option compensation to employees and directors	7,503,037	3,922,719
Stock options and warrants issued to consultants	555,041	214,741
Depreciation of property and equipment	-	38,276
(Gain) loss on disposal of property and equipment	(5,447)	148,084
Amortization of operating lease right-of-use asset	59,864	51,881
Change in operating assets and liabilities:
Receivables	-	64,296
Prepaid expenses and other current assets	36,007	(124,360)
Accounts payable	(96,172)	(353,449)
Accrued expenses	193,910	5,527
Operating lease liability	(55,198)	(51,023)
Net cash used in operating activities	(4,936,881)	(6,175,671)

Cash flows from investing activities:
Disbursements to acquire short-term investments	(16,498,895)	(5,010,000)
Proceeds from maturities of short-term investments	12,539,300	4,720,000
Proceeds from sale of equipment	35,447	-
Proceeds received on sale of common stock by ZQX Advisors, LLC	6,473	-
Purchase of property and equipment	-	(15,791)
Net cash used in investing activities	(3,917,675)	(305,791)

Cash flows from financing activities:
Proceeds from sale of common stock in a public offering, net of expenses	20,291,854	-
Proceeds from sale of common stock in an at-the-market offering, net of expenses	10,833,715	9,266,177
Proceeds from sale of common stock pursuant to employee stock purchase plan	6,000	18,451
Proceeds from exercise of stock options	434,224	122,270
Net cash provided by financing activities	31,565,793	9,406,898

Net increase in cash and cash equivalents	22,711,237	2,925,436
Cash and cash equivalents at beginning of year	6,417,061	3,491,625
Cash and cash equivalents at end of year	$29,128,298	$6,417,061

Supplemental cash flow information:
Cash proceeds from interest income	$1,824	$39,890

Supplemental disclosure of non-cash investing activity:
Operating lease right-of-use asset	$(259,479)	$-

Supplemental disclosure of non-cash financing activities:
Operating lease liability	$259,479	$-
Fair value of warrants issued in connection with public offering	$1,040,700	$-

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. and its consolidated subsidiaries. Anixa Biosciences, Inc., incorporated on November 5, 1982 under the laws of the State of Delaware, is a biotechnology company developing therapies and vaccines that are focused on critical unmet needs in oncology and infectious disease. Our therapeutics programs include the development of a chimeric endocrine receptor T-cell therapy, a novel form of chimeric antigen receptor T-cell (“CAR-T”) technology, initially focused on treating ovarian cancer which we are developing through a subsidiary, Certainty Therapeutics, Inc. (“Certainty”), and discovery and ultimately development of anti-viral drug candidates for the treatment of COVID-19 focused on inhibiting certain protein functions of the virus. Our vaccine programs include the development of a preventative vaccine against triple negative breast cancer (“TNBC”), the most lethal form of breast cancer, as well as other forms of breast cancer, and a preventative vaccine against ovarian cancer.

In September 2017 we formed Certainty to develop immuno-therapy drugs against cancer. Certainty holds an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Wistar Institute (“Wistar”) relating to Wistar’s CAR-T technology. The license agreement requires Certainty to make certain cash and equity payments to Wistar upon achievement of specific development milestones. With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty. In addition, in November 2017, we entered into a collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”) to advance our CAR-T therapy toward human clinical trials.

In April 2020, we entered into a collaboration with OntoChem GmbH (“OntoChem”), which subsequently assigned its rights and obligations under the collaboration to MolGenie GmbH (“MolGenie”), a company spun-out from OntoChem focused on drug discovery and development, to discover and develop anti-viral drug candidates against COVID-19. In July 2019, we entered into an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Cleveland Clinic Foundation (“Cleveland Clinic”) relating to certain breast cancer vaccine technology developed at Cleveland Clinic, and we are working in collaboration with Cleveland Clinic to develop a method to vaccinate women against contracting breast cancer, focused specifically on TNBC. Further, in October 2020, we executed a license agreement with Cleveland Clinic pursuant to which we were granted an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by Cleveland Clinic relating to certain ovarian cancer vaccine technology.

In July 2020, we suspended operations of our subsidiary, Anixa Diagnostics Corporation, and the development of the Cchek™ artificial intelligence driven platform of non-invasive blood tests for the early detection of cancer.

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

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the 2021 fiscal year as well as the past several years, our revenue, if any, was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation. We have not generated any revenue to date from our therapeutics or vaccine programs. In addition, while we pursue our therapeutics and vaccine programs, we may also make investments in and form new companies to develop additional emerging technologies. We do not expect to begin generating revenue with respect to any of our current therapy or vaccine programs in the near term. We hope to achieve a profitable outcome by eventually licensing our technologies to large pharmaceutical companies that have the resources and infrastructure in place to manufacture, market and sell our technologies as therapeutics or vaccines. The eventual licensing of any of our technologies may take several years, if it is to occur at all, and may depend on positive results from human clinical trials.

Funding and Management’s Plans

Based on currently available information as of January 4, 2022, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. During fiscal year 2021, we raised approximately $20,292,000, net of expenses, through a public offering in which we sold an aggregate of 4,285,715 shares of common stock and approximately $10,834,000, net of expenses, through an at-the-market equity program in which we sold an aggregate of 2,806,410 shares of common stock. Our at-the-market equity program was terminated on June 16, 2021. We may seek to obtain working capital during our fiscal year 2022 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Anixa Biosciences, Inc. and its wholly and majority owned subsidiaries. All intercompany transactions have been eliminated.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity. The following table sets forth the changes in noncontrolling interest for the two years ended October 31, 2021:

Balance October 31, 2019	$(422,975)
Net loss attributable to noncontrolling interest	(74,008)
Balance October 31, 2020	(496,983)
Net loss attributable to noncontrolling interest	(173,523)
Balance October 31, 2021	$(670,506)

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Our revenue has been derived solely from technology licensing and the sale of patented technologies. Revenue is recognized upon transfer of control of intellectual property rights and satisfaction of other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive.

Our revenue recognition policy requires us to make certain judgments and estimates in connection with the accounting for revenue. Such areas may include determining the existence of a contract and identifying each party’s rights and obligations to transfer goods and services, identifying the performance obligations in the contract, determining the transaction price and allocating the transaction price to separate performance obligations, estimating the timing of satisfaction of performance obligations, determining whether a promise to grant a license is distinct from other promised goods or services and evaluating whether a license transfers to a customer at a point in time or over time.

Our revenue arrangements generally provide for the payment, within 30 days of execution of the agreement, of contractually determined, one-time, paid-up license fees in settlement of litigation and in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. These arrangements typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by the Company, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. In such instances, the intellectual property rights granted have been perpetual in nature, extending until the expiration of the related patents. Pursuant to the terms of these agreements, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services. Licensees obtained control of the intellectual property rights they have acquired upon execution of the agreement. Accordingly, the performance obligations from these agreements were satisfied and 100% of the revenue was recognized upon the execution of the agreements.

Cost of Revenues

Cost of revenues include the costs and expenses incurred in connection with our patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external counsel, other patent-related legal expenses paid to external counsel, licensing and enforcement related research and consulting and other expenses paid to third-parties. These costs are included under the caption “Operating costs and expenses” in the accompanying consolidated statements of operations.

Research and Development Expenses

Research and development expenses, consisting primarily of employee compensation, payments to third parties for research and development activities and other direct costs associated with developing immuno-therapy drugs against cancer, developing anti-viral drug candidates for COVID-19, developing our breast cancer vaccine, developing our ovarian cancer vaccine, and developing a platform for non-invasive blood tests for early cancer detection (such development having been suspended in fiscal year 2020), are expensed in the consolidated financial statements in the year incurred.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. In accordance with ASC 820, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2021:

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash and cash equivalents	$28,948,976	$-	$-	$28,948,976
Certificates of deposit:
Short term investments	-	2,000,000	-	2,000,000
U. S. treasury bills:
Short term investments	-	4,599,595	-	4,599,595
Total financial assets	$28,948,976	$6,599,599	$-	$35,548,571

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2020:

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash and cash equivalents	$3,902,292	$-	$-	$3,902,292
Certificates of deposit:
Cash and cash equivalents	2,250,000		-	2,250,000
Short term investments	-	2,640,000	-	2,640,000
Total financial assets	$6,152,292	$2,640,000	$-	$8,792,292

Our non-financial assets that are measured on a non-recurring basis are property and equipment and other assets which are measured using fair value techniques whenever events or changes in circumstances indicate a condition of impairment exists. The estimated fair value of prepaid expenses and other current assets, accounts payable and accrued expenses approximates their individual carrying amounts due to the short-term nature of these measurements. Cash and cash equivalents are stated at carrying value which approximates fair value.

Cash and Cash Equivalents

Cash equivalents consists of highly liquid, short-term investments with original maturities of three months or less when purchased.

Short-term Investments

At October 31, 2021 and 2020, we had certificates of deposit and United States treasury bills with maturities greater than 90 days and less than 12 months when acquired of $6,599,595 and $2,640,000, respectively, that were classified as short-term investments and reported at fair value.

Property and equipment

As a result of the suspension of operations of our subsidiary, Anixa Diagnostics Corporation, as discussed in Note 1, we recorded a gain of approximately $5,000 during the year ended October 31, 2021 and a loss of approximately $148,000 during the year ended October 31, 2020, on disposal of property and equipment

Income Taxes

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

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Compensation Expense

We account for stock options granted to employees, directors and consultants using the accounting guidance in ASC 718, Stock Compensation (“ASC 718”). We estimate the fair value of service-based stock options on the date of grant, using the Black-Scholes pricing model, and recognize compensation expense over the requisite service period of the grant.

We recorded stock-based compensation expense, related to service-based stock options granted to employees and directors, of approximately $3,531,000 and $3,923,000, during the years ended October 31, 2021 and 2020, respectively. Included in stock-based compensation cost for service-based options granted to employees and directors during the years ended October 31, 2021 and 2020 was approximately $1,841,000 and $3,011,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but not yet vested. As of October 31, 2021, there was unrecognized compensation cost related to non-vested service-based stock options granted to employees and directors of approximately $5,490,000, which will be recognized over a weighted-average period of 2.2 years.

For stock options that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation expense over the implied service period (median time to vest). On May 8, 2018, we issued market condition stock options to purchase 1,500,000 shares of common stock, to our Chairman, President and Chief Executive Officer, vesting at target trading prices of $5.00 to $8.00 per share before May 31, 2021, with implied service periods of three to seven months. The assumptions used in the Monte Carlo Simulation for the May 18, 2018 grant were stock price on date of grant and exercise price of $3.70, contract term of 10 years, expected volatility of 119.6% and risk-free interest rate of 2.97%. In October 2018, the first tranche of 500,000 shares of market condition options became exercisable upon achieving an average closing price above $5.00 per share for twenty consecutive trading days. The remaining tranches did not vest as of May 31, 2021 and expired.

On June 1, 2021, our Chairman, President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer were awarded market condition stock options for 2,000,000 shares and 100,000 shares of common stock, respectively, that vest in four equal installments upon the Company’s share price achieving targets ranging from $5.00 to $8.00 per share, with implied service periods of three to fifteen months. The assumptions used in the Monte Carlo Simulation for the June 1, 2021 grants were stock price on date of grant and exercise price of $4.02, contract term of 10 years, expected volatility of 75% and risk-free interest rate of 1.62%. As of October 31, 2021, 500,000 shares and 25,000 shares granted to our Chairman, President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer, respectively, have vested.

We recorded stock-based compensation expense related to market condition stock options granted to employees of approximately $3,972,000 during the year ended October 31, 2021, which amount did not include any expense related to the amortization of compensation cost for stock options granted in prior periods. We did not record any compensation expense related to market condition stock options during the year ended October 31, 2020. As of October 31, 2021, there was unrecognized compensation cost related to market condition stock options granted to employees of approximately $2,537,000, which will be recognized over a weighted-average period of 0.62 years

We recorded consulting expense, related to service-based stock options granted to consultants, during the years ended October 31, 2021 and 2020 of approximately $460,000 and $215,000, respectively. Included in stock-based consulting expense for the years ended October 31, 2021 and 2020 was approximately $103,000 and $123,000, respectively, related to compensation cost for stock options granted in prior periods but not yet vested. As of October 31, 2021, there was unrecognized consulting expense related to non-vested service-based stock options granted to consultants of approximately $900,000, which will be recognized over a weighted-average period of 2.1 years.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Determination

We use the Black-Scholes pricing model in estimating the fair value of stock options granted to employees, directors and consultants which vest over a specific period of time. The stock options we granted during each of the years ended October 31, 2021 and 2020 consisted of awards with 5-year and 10-year terms that vest over 12 to 36 months.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the years ended October 31, 2021 and 2020:

	For the Year Ended October 31,
	2021	2020
Weighted average fair value at grant date	$2.93	$2.97
Valuation assumptions:
Expected life (years)	5.66	5.86
Expected volatility	109.02%	114.22%
Risk-free interest rate	0.69%	1.45%
Expected dividend yield	0%	0%

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. For employees and directors, we use the simplified method, which is a weighted average of the vesting term and contractual term, to determine expected term. The simplified method was adopted since we do not believe that historical experience is representative of future performance because of the impact of the changes in our operations. For consultants we use the contract term for expected term. Under the Black-Scholes pricing model, we estimated the expected volatility of our shares of common stock based upon the historical volatility of our share price over a period of time equal to the expected term of the options. We estimated the risk-free interest rate based on the implied yield available on the applicable grant date of a U.S. Treasury note with a term equal to the expected term of the underlying grants. We made the dividend yield assumption based on our history of not paying dividends and our expectation not to pay dividends in the future.

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

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Award Compensation Expense

We account for stock awards granted to employees, directors and consultants in accordance with ASC 718. On May 8, 2018, a restricted stock award of 1,500,000 shares of common stock was granted to our Chairman, President and Chief Executive Officer. The restricted stock award was to vest in its entirety upon achievement of a target trading price of $11.00 per share of the Company’s common stock before May 31, 2021. The restricted stock award did not vest as of May 31, 2021 and expired. For restricted stock awards vesting upon achievement of a price target of our common stock we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest). The assumptions used in the Monte Carlo Simulation were stock price on date of grant of $3.70, contract term of 3.06 years, expected volatility of 128.8% and risk-free interest rate of 2.66%. We did not record any compensation expense related to the restricted stock award during the years ended October 31, 2021 and 2020. We did not issue any stock awards during the years ended October 31, 2021 and 2020. As of October 31, 2021, there was no unrecognized compensation cost related to the restricted stock awards.

Warrants

For warrants granted to consultants for services rendered we estimate the fair value using the Black-Scholes pricing model on the date of grant. During the years ended October 31, 2021 and 2020 we recorded consulting expense, based on the fair value, of approximately $96,000 and $-0-, respectively, for warrants granted to consultants.

Net Loss Per Share of Common Stock

In accordance with ASC 260, Earnings Per Share, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the years ended October 31, 2021 and 2020 were options to purchase 10,770,626 shares and 7,952,195 shares, respectively, and warrants to purchase 860,000 shares and 560,000 shares, respectively.

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

Effect of Recently Issued Pronouncements

In January 2020, the FASB issued Accounting Standards Update 2020-01 (“ASU 2020-01”) Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in ASU 2020-01 clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. The amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of this standard will not have a material impact on our consolidated financial statements and related disclosures.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2020, the FASB issued Accounting Standards Update 2020-06 (“ASU 2020-06”), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU 2020-06 include guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, ASU 2020-06 will require entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

In May 2021, the FASB issued Accounting Standards Update 2021-04 (“ASU No. 2021-04”), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The guidance in ASU 2021-04 requires the issuer to treat a modification of an equity-classified written call option (the “option”) that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the option or as termination of the original option and issuance of a new option. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

In October 2021, the FASB issued Accounting Standards Update 2021-08 (“ASU No. 2021-08”), Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments in this update should be applied prospectively and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

Concentration of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk are cash equivalents, short-term investments and accounts receivable. Cash equivalents are primarily highly rated money market funds. Short-term investments are certificates of deposit within federally insured limits as well as U.S. treasury bills. Where applicable, management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Our policy is to write-off uncollectable amounts at the time it is determined that collection will not occur. One licensee accounted for 100% of revenues from patent licensing activities during fiscal year 2021.

3.       PUBLIC OFFERING

On March 25, 2021, the Company completed a public offering in which we sold an aggregate of 4,285,715 shares of its common stock, which represented 15.8% of the Company’s outstanding shares at the time of the offering, at a public offering price of $5.25 per share. The Company realized net proceeds of approximately $20,292,000 from the public offering, after deducting underwriting discounts and deal expenses. In connection with the public offering, the Company issued to certain designees of the underwriter, as compensation, warrants expiring on March 22, 2026, to purchase 300,000 shares of common stock exercisable for $6.5625 per share.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       ACCRUED EXPENSES

Accrued liabilities consist of the following as of:

	October 31,
	2021	2020
Payroll and related expenses	491,950	415,331
Accrued royalty and contingent legal fees	577,190	449,691
Accrued collaborative research and license expense	-	30,000
Accrued other	25,795	6,003
	$1,094,935	$901,025

5.       SHAREHOLDERS’ EQUITY

Stock Option Plans

During the year ended October 31, 2021, we had two stock option plans: the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”) which were adopted by our Board of Directors on July 14, 2010 and January 25, 2018, respectively. The 2018 Share Plan was approved by our shareholders on March 29, 2018. Further, we had an additional stock option plan, the Anixa Biosciences, Inc. 2003 Share Incentive Plan (the “2003 Share Plan”), under which all outstanding options expired during the year ended October 31, 2020.

During the years ended October 31, 2021 and 2020, stock options to purchase 207,697 shares, net of 60,691 shares withheld on cashless exercises, and 51,100 shares of common stock, respectively, were exercised with aggregate proceeds of approximately $434,000 and $122,000, respectively.

2003 Share Plan

The 2003 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the grant of future options on April 21, 2013. Information regarding the 2003 Share Plan for the year ended October 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share

Options Outstanding at October 31, 2019	400	$17.00
Expired	(400)	$17.00
Options Outstanding and Exercisable at October 31, 2020	-

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2010 Share Plan

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. On the first business day of each calendar year the aggregate number of shares available for future issuance is replenished such that 800,000 shares are available. The exercise price with respect to all of the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date. In accordance with the provisions of the 2010 Share Plan, the plan terminated with respect to the grant of future options on July 14, 2020. Information regarding the 2010 Share Plan for the two years ended October 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2019	1,998,668	$2.80
Exercised	(51,100)	$2.39
Forfeited	(40,034)	$3.34
Options Outstanding at October 31, 2020	1,907,534	$2.82
Exercised	(178,500)	$2.75
Expired	(10,400)	$4.57
Options Outstanding and Exercisable at October 31, 2021	1,718,634	$2.82	$4,839,591

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of October 31, 2021:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.67 - $2.30	527,500	4.55	$1.54
$2.58 - $3.13	677,000	2.79	$2.79
$3.46 - $5.30	514,134	6.49	$4.16

2018 Share Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. On the first business day of each calendar year the maximum aggregate number of shares available for future issuance is replenished such that 2,000,000 shares are available. The exercise price with respect to all of the options granted under the 2018 Share Plan was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2021, the 2018 Share Plan had 1,147,937 shares available for future grants. Information regarding the 2018 Share Plan for the two years ended October 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2019	3,935,000	$3.74
Granted	1,045,000	$3.56
Forfeited	(633,339)	$3.83
Options Outstanding at October 31, 2020	4,346,661	$3.69
Granted	4,490,000	$3.82
Exercised	(33,888)	$3.81
Expired	(1,392,781)	$3.70
Options Outstanding at October 31, 2021	7,409,992	$3.76	$27,893,269
Options Exercisable at October 31, 2021	3,718,334	$3.69	$13,715,371

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding under the 2018 Share Plan as of October 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 2.09 - $3.87	3,939,992	7.69	$3.42	2,872,223	7.27	$3.55
$ 3.96 - $5.30	3,470,000	8.98	$4.16	846,111	8.23	$4.16

Non-Plan Options

In addition to options granted under stock option plans, during the years ended October 31, 2012 and 2013, the Board of Directors approved the grant of stock options to certain employees and directors (the “Non-Plan Options”).

Information regarding the Non-Plan Options for the two years ended October 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options Outstanding at October 31, 2019 and 2020	1,698,000	$2.58
Exercised	(56,000)	$2.58
Options Outstanding and Exercisable at October 31, 2021	1,642,000	$2.58	$3,604,190

The following table summarizes information about outstanding and exercisable Non-Plan Options as of October 31, 2021:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.58	1,642,000	0.82	$2.58

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The plan was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018. During the years ended October 31, 2021 and 2020, employees purchased 2,377 and 11,536 shares, respectively, with aggregate proceeds of approximately $6,000 and $18,000, respectively.

Common Stock Purchase Warrants

On November 1, 2019 an outstanding warrant, expiring on November 1, 2023, to purchase 25,000 shares of common stock at $4.04 per share, was exchanged for a stock option with the same terms as the warrant.

On October 30, 2020 we issued a warrant, expiring on October 30, 2025, to purchase 60,000 shares of common stock at $2.06 per share, vesting over five months, to a consultant for investor relations services. We recorded consulting expense of approximately $96,000 during the year ended October 31, 2021, based on the fair value of the warrant recognized on a straight-line basis over the vesting period.

As discussed in Note 3, in connection with the March 25, 2021 public offering, we issued to certain designees of the underwriter, as compensation, warrants to purchase 300,000 shares of common stock at $6.5625 per share, expiring on March 22, 2026.

Information regarding the Company’s warrants for the two years ended October 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Warrants Outstanding at October 31, 2019	525,000	$4.98
Issued	60,000	$2.06
Exchanged	(25,000)	$4.04
Warrants Outstanding at October 31, 2020	560,000	$4.71
Issued	300,000	$6.56
Warrants Outstanding and Exercisable at October 31, 2021	860,000	$5.36	$162,600

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the Company’s outstanding and exercisable warrants as of October 31, 2021:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 2.06 - $6.56	860,000	1.83	$5.36

ZQX Advisors, LLC

ZQX Advisors, LLC (“ZQX”) was an inactive joint venture in which we held a 19.5% interest, and which was dissolved during fiscal year 2021. The only assets of ZQX were shares of our common stock which were sold during fiscal year 2021, for which we received proceeds of approximately $6,000.

6.       LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to an operating lease that was set to expire on September 30, 2021. Effective August 17, 2021, the lease was amended to extend the expiration date to September 30, 2024, with an option to extend the lease an additional two years. Our base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs. The amendment to the lease resulted in a right-of-use asset and lease liability of approximately $260,000 with a discount rate of 10%. Rent expense was approximately $64,000 and $64,000, respectively, for the years ended October 31, 2021 and 2020.

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

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The remaining 59-month lease term as of October 31, 2021 for the Company’s lease includes the noncancelable period of the lease and the additional two-year option period that the Company expects to exercise. All ROU assets are reviewed for impairment.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance sheet information related to the Company’s lease is presented below:

	Balance Sheet Location	October 31, 2021	October 31, 2020
Operating Lease:
Right-of-use asset	Operating lease right- of-use asset	253,955	54,340
Right-of-use liability, current	Operating lease liability	39,397	55,198
Right-of-use liability, long-term	Operating lease liability, non-current	220,082	-

As of October 31, 2021, the annual minimum lease payments of our operating lease liability were as follows:

For Years Ending October 31,	Operating Leases
2022	$63,579
2023	65,491
2024	67,452
2025	69,473
2026	65,428
Total future minimum lease payments, undiscounted	331,423
Less: Imputed interest	71,944
Present value of future minimum lease payments	$259,479

7.       COMMITMENTS AND CONTINGENCIES

Litigation Matters

Other than lawsuits we bring to enforce our patent rights, we are not involved in any litigation or other legal proceedings and management is not aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

Collaborative Research and License Commitments

As of October 31, 2021, our commitments under the collaborative and license agreements with Moffitt, Wistar, Cleveland Clinic and MolGenie for the year ending October 31, 2022 were approximately $345,000.

Impact of Coronavirus Pandemic

The ongoing global outbreak of COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus and while the Company cannot predict their scope or the severity of the outbreak, these developments and measures could materially and adversely affect the Company’s business, the operations of the Company’s collaboration partners, and the Company’s results of operations and financial condition. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and has taken steps to minimize its impact on the Company’s business. Although COVID-19 has not had a material adverse impact on the Company’s operations and its clinical and preclinical programs, the extent to which COVID-19 ultimately impacts the Company’s business, results of operations or financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the occurrence of new mutations of the SARS-CoV-2 virus, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain the pandemic or mitigate its impact, among others. Certain of the Company’s collaboration partners have experienced shutdowns or other business disruptions. As a result, the Company’s ability to conduct its business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on the Company’s business, results of operations and financial condition.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       INCOME TAXES

Income tax provision (benefit) consists of the following:

	Year Ended October 31,
	2021	2020
Federal:
Current	$-	$-
Deferred	604,000	404,000
State:
Current	-	-
Deferred	(129,000)	(800,000)
Adjustment to valuation allowance related to net deferred tax assets	(475,000)	396,000
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2021 and 2020, are as follows:

	October 31,
	2021	2020
Long-term deferred tax assets:
Federal and state NOL and tax credit carryforwards	$20,230,000	$19,727,000
Deferred compensation	7,502,000	8,009,000
Intangibles	330,000	828,000
Other	219,000	192,000
Subtotal	28,281,000	28,756,000
Less: valuation allowance	(28,281,000)	(28,756,000)
Deferred tax asset, net	$-	$-

As of October 31, 2021, we had tax net operating loss and tax credit carryforwards of approximately $82,393,000 and $1,597,000, respectively, available within statutory limits (expiring at various dates between 2022 and 2041), to offset any future regular Federal corporate taxable income and taxes payable. If the tax benefits relating to deductions of option holders’ income are ultimately realized, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of October 31, 2021, management has not determined the extent of any such limitations, if any.

We had California tax net operating loss carryforwards of approximately $32,714,000 as of October 31, 2021, available within statutory limits (expiring at various dates between 2022 and 2041), to offset future corporate taxable income and taxes payable, if any, under certain computations of such taxes.

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

	Year Ended October 31,
	2021		2020
Income tax benefit at U.S. Federal statutory income tax rate	$(2,757,000)	(21.00)%	$(2,119,000)	(21.00)%
State income taxes	(917,000)	(6.98)%	(705,000)	(6.98)%
Permanent differences	23,000	0.17%	32,000	0.32%
Expiring net operating losses, credits and other	4,126,000	31.43%	2,396,000	23.74%
Change in valuation allowance	(475,000)	(3.62)%	396,000	3.92%
Income tax provision	$-	0.00%	$-	0.00%

During the two fiscal years ended October 31, 2021, we incurred no Federal and no State income taxes. We have no unrecognized tax benefits as of October 31, 2021 and 2020 and we account for interest and penalties related to income tax matters in general and administrative expenses. Tax years to which our net operating losses relate remain open to examination by Federal and California authorities to the extent which the net operating losses have yet to be utilized.

9.    SEGMENT INFORMATION

We follow the accounting guidance of ASC 280, Segment Reporting (“ASC 280”). Reportable operating segments are determined based on the management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in five reportable segments, each with different operating and potential revenue generating characteristics: (i) CAR-T Therapeutics, (ii) Cancer Vaccines, (iii) Anti-Viral Therapeutics, (iv) our legacy Cancer Diagnostics activities and (v) our legacy Patent Licensing activities. The following represents selected financial information for our segments for the years ended October 31, 2021 and 2020:

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended October 31,
	2021	2020
Net income/(loss):
CAR-T Therapeutics	$(5,672,622)	$(2,241,443)
Cancer Vaccines	(4,558,811)	(828,136)
Anti-Viral Therapeutics	(2,927,979)	(1,168,969)
Cancer Diagnostics	(78,067)	(5,836,594)
Patent Licensing	109,556	(17,221)
Total	$(13,127,923)	$(10,092,363)

Total operating costs and expenses	$13,648,192	$9,978,202
Less non-cash share-based compensation	(8,058,078)	(4,137,460)
Operating costs and expenses excluding non-cash share-based compensation	$5,590,114	$5,840,742

Operating costs and expenses excluding non-cash share based compensation:
CAR-T Therapeutics	$2,421,487	$1,141,542
Cancer Vaccines	1,641,977	365,681
Anti-Viral Therapeutics	1,080,279	739,140
Cancer Diagnostics	49,170	3,581,377
Patent Licensing	397,201	13,002
Total	$5,590,114	$5,840,742

	October 31,
	2021	2020
Total assets:
CAR-T Therapeutics	$15,067,933	$2,988,124
Cancer Vaccines	13,276,518	946,923
Anti-Viral Therapeutics	7,368,214	2,464,361
Cancer Diagnostics	391,618	2,869,529
Patent Licensing	153,121	184,027
Total	$36,257,404	$9,452,964

Operating costs and expenses excluding non-cash share-based compensation is the measurement the chief operating decision-maker uses in managing the enterprise.

The Company’s consolidated revenue of $512,500 and inventor royalties, contingent legal fees, litigation and licensing expense of $385,002, for the year ended October 31, 2021 were solely related to our patent licensing segment. All our revenue is generated domestically (United States) based on the country in which the licensee is located.

