Form 10-Q
period 2022-01-31
Anixa Biosciences Inc
filed 2022-03-11
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2022

or

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

On March 11, 2022 the registrant had outstanding 30,152,319 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited)
	January 31, 2022	October 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$29,781	$29,128
Short-term investments	4,749	6,599
Prepaid expenses and other current assets	464	276
Total current assets	34,994	36,003

Operating lease right-of-use asset	244	254
Total assets	$35,238	$36,257

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$504	$136
Accrued expenses	1,242	1,095
Operating lease liability	41	39
Total current liabilities	1,787	1,270

Operating lease liability, non-current	209	220
Total liabilities	1,996	1,490

Commitments and contingencies (Note 9)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 30,132,319 and 30,050,894 shares issued and outstanding as of January 31, 2022 and October 31, 2021, respectively	301	301
Additional paid-in capital	242,281	239,927
Accumulated deficit	(208,619)	(204,790)
Total shareholders’ equity	33,963	35,438
Noncontrolling interest (Note 1)	(721)	(671)
Total equity	33,242	34,767
Total liabilities and equity	$35,238	$36,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended January 31,
	2022	2021

Revenue	$-	$513

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses	-	385
Research and development expenses (including non-cash share-based compensation expenses of $1,276 and $290, respectively)	1,838	828
General and administrative expenses (including non-cash share-based compensation expenses of $1,078 and $696, respectively)	2,042	1,533
Total operating costs and expenses	3,880	2,746

Loss from operations	(3,880)	(2,233)

Interest income	1	1

Net loss	(3,879)	(2,232)

Less: Net loss attributable to noncontrolling interest	(50)	(24)

Net loss attributable to common shareholders	(3,829)	(2,208)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.13)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	30,125	25,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 (UNAUDITED)

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, October 31, 2021	30,051	$301	$239,927	$(204,790)	$35,438	$(671)	$34,767
Stock option compensation to employees and directors	-	-	2,135	-	2,135	-	2,135
Stock options and warrants issued to consultants	-	-	219	-	219	-	219
Common stock issued upon exercise of stock options and warrants	81	-	-	-	-	-	-
Net loss	-	-	-	(3,829)	(3,829)	(50)	(3,879)

Balance, January 31, 2022	30,132	$301	$242,281	$(208,619)	$33,963	$(721)	$33,242

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 (UNAUDITED)

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, October 31, 2020	24,249	$242	$200,355	$(191,836)	$8,761	$(497)	$8,264
Stock option compensation to employees and directors	-	-	875	-	875	-	875
Stock options and warrants issued to consultants	-	-	111	-	111	-	111
Common stock issued upon exercise of stock options	30	-	104	-	104	-	104
Common stock issued in at-the-market offering, net of offering expenses of $185	1,900	20	5,937	-	5,957	-	5,957
Net loss	-	-	-	(2,208)	(2,208)	(24)	(2,232)

Balance, January 31, 2021	26,179	$262	$207,382	$(194,044)	$13,600	$(521)	$13,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the three months ended January 31,
	2022	2021
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(3,879)	$(2,232)
Stock option compensation to employees and directors	2,135	875
Stock options and warrants issued to consultants	219	111
Gain on sale of equipment	-	(5)
Amortization of operating lease right-to-use asset	10	14
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(188)	(270)
Accounts payable	368	279
Accrued expenses	147	72
Operating lease liability	(9)	(14)
Net cash used in operating activities	(1,197)	(1,170)

Cash flows from investing activities:
Disbursements to acquire short-term investments	(3,499)	(1,000)
Proceeds from maturities of short-term investments	5,349	1,640
Proceeds from sale of equipment	-	35
Net cash provided by investing activities	1,850	675

Cash flows from financing activities:
Net proceeds from sale of common stock in an at-the-market offering	-	5,957
Proceeds from exercise of stock options	-	104
Net cash provided by financing activities	-	6,061

Net increase in cash and cash equivalents	653	5,566
Cash and cash equivalents at beginning of period	29,128	6,417
Cash and cash equivalents at end of period	29,781	11,983

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

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), is advancing toward human clinical testing of the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer. We submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) in March 2021 and in August 2021, we received authorization from the FDA to commence enrollment and treatment of patients in a Phase 1 clinical trial. We are performing the activities necessary to prepare for treatment of patients in the Phase 1 clinical trial, and we anticipate initiating the trial in the first calendar quarter of 2022. This study is a dose-escalation trial with two arms based on injection method—intraperitoneal or intravenous—to determine the maximum tolerated dose in patients with recurrent epithelial ovarian cancer and to assess persistence, expansion and efficacy of the modified T-cells. The study is being conducted at Moffitt and will consist of 24 to 48 patients who have received at least two prior lines of chemotherapy. The study is estimated to be completed in two to four years depending on multiple factors including when maximum tolerated dose is reached and the rate of patient recruitment.

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

The screening process resulted in the identification of multiple compounds that could potentially disrupt critical enzymes of the virus, including the virus’ main protease, Mpro. Several of these compounds were synthesized and tested in in vitro biological assays. Upon completion of these biological assays, we identified two of the most promising compounds and tested them in animal models. In these animal studies, the two compounds were compared to Remdesivir, which at the time the assays were performed was the only anti-viral drug authorized by the FDA for the treatment of COVID-19. The data showed that administration of the drugs to infected hamsters did not cause any noticeable adverse effects, and monitoring of weight and general animal behavior demonstrated comparable efficacy between each of our compounds and Remdesivir. Based on this promising data in the animal study, we directed our team to proceed to the next stage of drug development and we selected one of the compounds around which our team is performing combinatorial synthetic medicinal chemistry to evaluate whether potency can be increased and pharmacokinetics optimized.

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

While use of preventative vaccines is widespread throughout much of the developed world, we believe that there is and will continue to be a need for effective treatments for COVID-19. We believe that there are a number of factors that have limited the effectiveness, both in the near and long term, of the vaccines currently in use, including, but not limited to, vaccine persistence, viral escape and perceptions of long-term safety resulting in vaccine resistance. Furthermore, there are currently two new anti-viral treatments, Pfizer’s Paxlovid, which is a combination therapy consisting of the protease-inhibitor nirmatrelvir and the antiretroviral ritonavir and Merck’s polymerase-inhibitor molnupiravir, that have recently been authorized for emergency use in the U.S. These treatments use oral formulations, while all other currently authorized or approved treatments require intravenous administration. As the main component of Pfizer’s treatment is a protease-inhibitor targeting Mpro, it is most similar to our compounds, and we therefore conducted a head-to-head analysis via a Fluorescence Resonance Energy Transfer (FRET) assay that tested the ability of the compounds to inhibit the function of Mpro. The results of this head-to-head in vitro analysis suggest that our compounds may be five times more effective at inhibiting Mpro than Pfizer’s nirmatrelvir. Whereas we believe Pfizer’s Paxlovid is a repurposed drug based on research done on other viruses and not designed specifically for SARS-CoV-2, our compounds were designed specifically against the main protease of SARS-CoV-2 and at the current time we do not anticipate the need for a combination therapy.

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

Over the next several quarters, we expect the development of our breast and ovarian cancer vaccines, our COVID-19 therapeutic discovery program and Certainty’s CAR-T technology to be the primary focus of the Company. As part of our legacy operations, the Company remains engaged in limited patent licensing activities regarding its liquid biopsy platform, as well as in the area of encrypted audio/video conference calling. We do not expect these activities to be a significant part of the Company’s ongoing operations nor do we expect these activities to require material financial resources or attention of senior management.

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

Funding and Management’s Plans

Based on currently available information as of March 11, 2022, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. We may seek to obtain working capital during our fiscal year 2022 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and disclosures required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the year ended October 31, 2021. The accompanying October 31, 2021 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by US GAAP. The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of January 31, 2022, and results of operations and cash flows for the interim periods represented. The results of operations for the three months ended January 31, 2022 are not necessarily indicative of the results to be expected for the entire year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity. The following table sets forth the changes in noncontrolling interest for the three months ended January 31, 2022 (in thousands):

Balance, October 31, 2021	$(671)
Net loss attributable to noncontrolling interest	(50)
Balance, January 31, 2022	$(721)

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

Research and Development Expenses

Research and development expenses, consisting primarily of employee compensation, payments to third parties for research and development activities and other direct costs associated with developing immuno-therapy drugs against cancer, developing anti-viral drug candidates for COVID-19, developing our breast cancer vaccine, and developing our ovarian cancer vaccine, are expensed in the consolidated financial statements in the period incurred.

2.	STOCK BASED COMPENSATION

The Company maintains stock equity incentive plans under which the Company grants incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

The compensation cost for service-based stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to four years. We recorded stock-based compensation expense related to service-based stock options granted to employees and directors of approximately $730,000 and $875,000 during the three months ended January 31, 2022 and 2021.

For stock options granted to employees and directors that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest). On June 1, 2021, our Chairman, President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer were awarded market condition stock options for 2,000,000 shares and 100,000 shares of common stock, respectively, that vest in four equal installments upon the Company’s share price achieving targets ranging from $5.00 to $8.00 per share, with implied service periods of three to fifteen months. We recorded market condition stock-based compensation expense during the three months ended January 31, 2022 and 2021 of approximately $1,405,000 and $0, respectively.

The compensation cost for service-based stock options granted to consultants is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to three years. We recorded stock-based consulting expense related to stock options granted to consultants of approximately $109,000 and $54,000 during the three months ended January 31, 2022 and 2021, respectively.

Stock Option Plans

During the three months ended January 31, 2022, we had two stock option plans: the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”), which were adopted by our Board of Directors on July 14, 2010 and January 25, 2018, respectively. The 2018 Share Plan was approved by our shareholders on March 29, 2018.

Stock Option Activity

During the three months ended January 31, 2022 and 2021, we granted options to purchase 30,000 shares and 1,130,000 shares of common stock, respectively, to employees and consultants, with exercise prices ranging from $2.83 to $3.24 per share, pursuant to the 2018 Share Plan. During the three months ended January 31, 2022 and 2021, stock options to purchase 100,000 shares of common stock, net of 53,091 shares withheld on a cashless exercise, and 29,880 shares of common stock, respectively, were exercised with aggregate proceeds of $0 and approximately $104,000, respectively.

2010 Share Plan

The 2010 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. In accordance with the provisions of the 2010 Share Plan, the plan terminated with respect to the ability to grant future awards on July 14, 2020. Information regarding the 2010 Share Plan for the three months ended January 31, 2022 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2021	1,718,634	$2.82
Exercised	(100,000)	$2.92
Options outstanding and exercisable at January 31, 2022	1,618,634	$2.81	$1,216

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of January 31, 2022:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.67 - $2.30	527,500	4.3	$1.54
$2.58 - $3.13	577,000	2.9	$2.76
$3.46 - $5.30	514,134	6.2	$4.16

Information regarding the 2010 Share Plan for the three months ended January 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options Outstanding at October 31, 2020	1,907,534	$2.82
Exercised	(6,000)	$2.32
Forfeited/Expired	(400)	$5.75
Options Outstanding at January 31, 2021	1,901,134	$2.82	$1,906
Options Exercisable at January 31, 2021	1,823,634	$2.83	$1,822

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of January 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.67 - $2.30	544,000	5.2	$1.56	516,500	5.2	$1.60
$2.58 - $ 3.13	833,000	3.1	$2.79	833,000	3.5	$2.79
$3.46 - $ 5.30	524,134	7.1	$4.17	474,134	7.1	$4.25

2018 Share Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. As of January 31, 2022, the 2018 Share Plan had 2,000,000 shares available for future grants. Information regarding the 2018 Share Plan for the three months ended January 31, 2022 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2021	7,409,992	$3.76
Granted	30,000	$3.24
Options outstanding at January 31, 2022	7,439,992	$3.76	$676
Options exercisable at January 31, 2022	3,986,659	$3.66	$347

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of January 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.09 - $3.87	3,969,992	7.5	$3.42	3,030,548	7.1	$3.53
$3.96 - $5.30	3,470,000	8.7	$4.16	956,111	7.8	$4.08

Information regarding the 2018 Share Plan for the three months ended January 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2020	4,346,661	$3.69
Granted	1,130,000	$2.83
Exercised	(23,880)	$3.78
Forfeited/Expired	(392,781)	$3.70
Options outstanding at January 31, 2021	5,060,000	$3.49	$1,185
Options exercisable at January 31, 2021	2,312,640	$3.69	$148

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of January 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.09 - $3.70	3,975,000	8.1	$3.38	1,664,862	7.5	$3.61
$3.84 - $4.61	1,085,000	8.0	$3.90	647,778	7.7	$3.92

Non-Plan Options

In addition to options granted under stock option plans, during the years ended October 31, 2012 and 2013, the Board of Directors approved the grant of stock options to certain employees and directors. Information regarding stock options that were granted outside of share plans for the three months ended January 31, 2022 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2021	1,642,000	$2.58
Options outstanding and exercisable at January 31, 2022	1,642,000	$2.58	$1,158

The following table summarizes information about stock options outstanding and exercisable that were granted outside of share plans as of January 31, 2022:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.58	1,642,000	0.6	$2.58

Information regarding stock options that were granted outside of share plans for the three months ended January 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2020	1,698,000	$2.58
Options outstanding and exercisable at January 31, 2021	1,698,000	$2.58	$1,825

The following table summarizes information about stock options outstanding and exercisable that were granted outside of share plans as of January 31, 2021:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.58	1,698,000	1.6	$2.58

Stock Awards

For stock awards granted to employees, directors and consultants that vest upon grant we recognize expense at the date of grant based on the grant date market price of the underlying common stock. We did not grant any stock awards that vested upon grant during the three months ended January 31, 2022 or 2021.

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan (the “ESPP”) which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The plan was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018. During the three months ended January 31, 2022 and 2021, no shares were purchased under the ESPP.

Warrants

On October 30, 2020 we issued a warrant, expiring on October 30, 2025, to purchase 60,000 shares of common stock at $2.06 per share, vesting over five months, to a consultant for investor relations services. We recorded consulting expense of approximately $57,000 during the three months ended January 31, 2021, based on the fair value of the warrant on the date of grant recognized on a straight-line basis over the vesting period. On November 16, 2021, the warrant was exercised on a cashless basis and 25,484 shares were withheld as payment.

On November 1, 2021 we issued a warrant, expiring on October 30, 2026, to purchase 60,000 shares of common stock at $4.77 per share, vesting over five months, to a consultant for investor relations services. We recorded consulting expense of approximately $110,000 during the three months ended January 31, 2022, based on the fair value of the warrant on the date of grant recognized on a straight-line basis over the vesting period.

As of January 31, 2022, we also had warrants outstanding to purchase 300,000 shares of common stock at $6.56 per share, issued during fiscal year 2021 and expiring on March 22, 2026.

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

Financial assets and liabilities recorded in the accompanying condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which we have the ability to access at the measurement date.

Level 2 – Financial assets and liabilities whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset and liabilities.

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of January 31, 2022:

	Level 1	Level 2	Level 3	Total
		(in thousands)
Money market funds:
Cash and cash equivalents	$28,312	$-	$-	$28,312
Certificates of deposit:
Cash and cash equivalents	1,000	-	-	1,000
Short-term investments	-	1,450		1,450
U. S. treasury bills
Short-term investments	-	3,299	-	3,299
Total financial assets	$29,312	$4,749	$-	$34,061

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2021:

	Level 1	Level 2	Level 3	Total
		(in thousands)
Money market funds:
Cash and cash equivalents	$28,949	$-	$-	$28,949
Certificates of deposit:
Short term investments	-	2,000		2,000
U. S. treasury bills
Short-term investments	-	4,599	-	4,599
Total financial assets	$28,949	$6,599	$-	$35,548

The estimated fair value of prepaid expenses and other current assets and accounts payable approximates their individual carrying amounts due to the short-term nature of these instruments. Cash and cash equivalents are stated at carrying value which approximates fair value.

4.	ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	January 31, 2022	October 31, 2021
	(in thousands)
Payroll and related expenses	$603	$492
Accrued royalty and contingent legal fees	577	577
Accrued other	62	26
	$1,242	$1,095

5.	NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the three months ended January 31, 2022 and 2021, were stock options to purchase 10,700,626 and 8,659,134 shares, respectively, and warrants to purchase 360,000 and 560,000 shares, respectively.

6.	EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

In January 2020, the FASB issued Accounting Standards Update 2020-01 (“ASU 2020-01”) Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in ASU 2020-01 clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. The amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued Accounting Standards Update 2020-06 (“ASU 2020-06”), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU 2020-06 include guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, ASU 2020-06 will require entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements and related disclosures.

In May 2021, the FASB issued Accounting Standards Update 2021-04 (“ASU No. 2021-04”), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The guidance in ASU 2021-04 requires the issuer to treat a modification of an equity-classified written call option (the “option”) that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the option or as termination of the original option and issuance of a new option. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements and related disclosures.

In October 2021, the FASB issued Accounting Standards Update 2021-08 (“ASU No. 2021-08”), Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments in this update should be applied prospectively and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements and related disclosures.

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

We have substantial net operating loss carryforwards for Federal and California income tax returns. These net operating loss carryforwards could be subject to limitations under Internal Revenue Code section 382. We have no unrecognized income tax benefits as of January 31, 2022 and October 31, 2021 and we account for interest and penalties related to income tax matters, if any, in general and administrative expenses.

8.	LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to an operating lease that was to expire on September 30, 2021. Effective August 17, 2021, the lease was amended to extend the expiration date to September 30, 2024, with an option to extend the lease an additional two years. Our base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs. The amendment to the lease resulted in a right-of-use asset and lease liability of approximately $260,000 with a discount rate of 10%. Rent expense was approximately $17,000 and $16,000, respectively, for the three months ended January 31, 2022 and 2021.

For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments. The remaining 56-month lease term as of January 31, 2022 for the Company’s lease includes the noncancelable period of the lease and the additional two-year option period that the Company expects to exercise. All right-of-use assets are reviewed for impairment.

Balance sheet information related to the Company’s lease is presented below:

	Balance Sheet Location	January 31, 2022	October 31,2021
		(in thousands)
Operating Lease:
Right-of-use asset	Operating lease right-of-use asset	$244	$254
Right-of-use liability, current	Operating lease liability	41	39
Right-of-use liability, non-current	Operating lease liability, non-current	209	220

As of January 31, 2022, the annual minimum lease payments of our operating lease liabilities were as follows:

For years Ended October 31,	Operating Leases
(in thousands)

2022	$48
2023	66
2024	67
2025	70
2026	65
Total future minimum lease payments, undiscounted	316
Less: Imputed interest	66
Present value of future minimum lease payments	$250

9.	COMMITMENTS AND CONTINGENCES

Litigation Matters

Other than lawsuits related to the enforcement of our patent rights, we are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

Collaborative Research and License Commitments

As of January 31, 2022, our commitments under the collaborative and license agreements with Moffitt, Wistar, Cleveland Clinic and MolGenie for the year ending October 31, 2022 were approximately $320,000.

Impact of Coronavirus Pandemic

The ongoing global outbreak of COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, and while the breadth of these measures has been reduced recently, the Company cannot predict their scope or the severity of the outbreak in the future, and these developments and measures could materially and adversely affect the Company’s business, the operations of the Company’s collaboration partners, and the Company’s results of operations and financial condition. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and has taken steps to minimize its impact on the Company’s business. Although COVID-19 has not had a material adverse impact on the Company’s operations and its clinical and preclinical programs, the extent to which COVID-19 ultimately impacts the Company’s business, results of operations or financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the occurrence of new mutations of the SARS-CoV-2 virus, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain the pandemic or mitigate its impact, among others. Certain of the Company’s collaboration partners have experienced shutdowns or other business disruptions. As a result, the Company’s ability to conduct its business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on the Company’s business, results of operations and financial condition.

10.	SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on the management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in four reportable segments, each with different operating and potential revenue generating characteristics: (i) CAR-T Therapeutics, (ii) Cancer Vaccines, (iii) Anti-Viral Therapeutics and (iv) Other. The following represents selected financial information for our segments for the three months ended January 31, 2022 and 2021 and as of January 31, 2022 and October 31, 2021:

	For the Three Months Ended January 31,
	2022	2021
	(in thousands)
Net loss:
CAR-T Therapeutics	$(1,611)	$(960)
Cancer Vaccines	(1,357)	(906)
Anti-Viral Therapeutics	(904)	(481)
Other	(7)	115
Total	$(3,879)	$(2,232)

Total operating costs and expenses	$3,880	$2,746
Less non-cash share-based compensation	(2,354)	(986)
Operating costs and expenses excluding non-cash share-based compensation	$1,526	$1,760
Operating costs and expenses excluding non-cash share based compensation expense:
CAR-T Therapeutics	$669	$558
Cancer Vaccines	480	538
Anti-Viral Therapeutics	372	271
Other	5	393
Total	$1,526	$1,760

	January 31, 2022	October 31, 2021
	(in thousands)
Total assets:
CAR-T Therapeutics	$15,412	$15,068
Cancer Vaccines	11,052	13,276
Anti-Viral Therapeutics	8,562	7,368
Other	212	545
Total	$35,238	$36,257

Operating costs and expenses excluding non-cash share-based compensation is the measurement the chief operating decision-maker uses in managing the enterprise.

The Company’s consolidated revenue of $513,000 and inventor royalties, contingent legal fees, litigation and licensing expense of $385,000 for the three months ended January 31, 2021 were solely related to our encrypted audio/video conference calling technology, which is included in our other segment. All our revenue is generated domestically (United States) based on the country in which the licensee is located.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 and the condensed consolidated financial statements included in this Report. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

GENERAL

We discuss the description of our business in the Notes to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three months ended January 31, 2022 compared with three months ended January 31, 2021

Revenue

We had no revenue during the three-month period ended January 31, 2022.

For the three months ended January 31, 2021, we recorded revenue of approximately $513,000 from one license agreement. The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, and covenant not to sue. Pursuant to the terms of the agreement, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services. Accordingly, the performance obligations from this license agreement were satisfied and 100% of the revenue was recognized upon execution of the license agreement.

As discussed in Note 1 to our condensed consolidated financial statements, as part of our legacy operations, the Company remains engaged in limited patent licensing activities which we do not expect to be a significant part of our ongoing operations or revenue, nor do we expect these activities to require material financial resources or attention of senior management.

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

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses

We had no inventor royalties, contingent legal fees, litigation and licensing expenses during the three-month period ended January 31, 2022.

Inventor royalties, contingent legal fees, litigation and licensing expenses for the three months ended January 31, 2021 were approximately $385,000. Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized. Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Research and Development Expenses

Research and development expenses are related to the development of our cancer therapeutics and vaccine programs and our anti-viral drug program, and increased by approximately $1,010,000 to approximately $1,838,000 in the three months ended January 31, 2022, from approximately $828,000 in the three months ended January 31, 2021. The increase in research and development expenses was primarily due to an increase in employee stock option compensation expense of approximately $918,000, an increase in employee compensation and related costs, other than stock option compensation expense, of approximately $86,000, an increase in outside research and development expense related to our ovarian cancer vaccine program of approximately $71,000 and an increase in consultant stock option expense of approximately $68,000, offset by a decrease in license fees of approximately $130,000.

Research and development expenses incurred in the three months ended January 31, 2022 associated with each of our development programs consisted of approximately $743,000 for CAR-T therapeutics, approximately $708,000 for cancer vaccines and approximately $387,000 for anti-viral therapeutics.

General and Administrative Expenses

General and administrative expenses increased by approximately $509,000 to approximately $2,042,000 in the three months ended January 31, 2022, from approximately $1,533,000 in the three months ended January 31, 2021. The increase in general and administrative expenses was primarily due to an increase in employee stock option compensation expense of approximately $496,000, an increase in investor and public relations expense, excluding warrant expense, of approximately $123,000 and an increase in warrant expense of approximately $53,000, offset by a decrease in director compensation of approximately $177,000.

Interest Income

Interest income was approximately $1,000 in each of the three month periods ended January 31, 2022 and 2021.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, was approximately $50,000 and $24,000, respectively, in the three months ended January 31, 2022 and 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of March 11, 2022, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. We may seek to obtain working capital during our fiscal year 2022 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the three months ended January 31, 2022, cash used in operating activities was approximately $1,197,000. Cash provided by investing activities was approximately $1,850,000, resulting from the proceeds on maturities of short term investments of approximately $5,349,000, which was offset by the purchase of short term investments totaling approximately $3,499,000. As a result, our cash, cash equivalents, and short-term investments at January 31, 2022 decreased approximately $1,197,000 to approximately $34,530,000 from approximately $35,727,000 at the end of fiscal year 2021.

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

We believe that, of the significant accounting policies discussed in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, the following accounting policies require our most difficult, subjective or complex judgments:

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

For stock awards granted to employees and directors that vest at date of grant we recognize expense based on the grant date market price of the underlying common stock. For restricted stock awards vesting upon achievement of a price target of our common stock, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of January 31, 2022, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

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

There was no change in our internal control over financial reporting during the first quarter of fiscal year 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Other than lawsuits related to the enforcement of our patent rights, we are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information.

On March 10, 2022, the compensation committee (the “Committee”) of the Board of Directors of the Company approved compensation packages for each of Dr. Amit Kumar, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, and Michael Catelani, the Chief Operating Officer and Chief Financial Officer of the Company. Dr. Kumar’s base salary will be increased to $640,295 per year and he will receive a cash bonus of $200,000 and Mr. Catelani’s base salary will be increased to $384,611 per year and he will receive a cash bonus of $50,000. The cash bonuses earned by each of Dr. Kumar and Mr. Catelani are in addition to cash bonuses of $200,000 and $100,000, respectively, approved by the Committee and received by Dr. Kumar and Mr. Catelani in January 2022. In addition, Dr. Kumar and Mr. Catelani each received a stock option to purchase 500,000 shares of the Company’s common stock pursuant to the 2018 Share Plan. The stock options are exercisable at an exercise price of $2.74 per share (the closing price of the Common Stock on the Nasdaq Capital Market on March 10, 2022), have a 10 year term and vest on a monthly basis over three years beginning on March 31, 2022. If either Dr. Kumar or Mr. Catelani is terminated for any reason, the stock option will cease vesting, and they will have five (5) years to exercise the vested portion of such grant.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2022.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2022.
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 11, 2022.
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 11, 2022.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXA BIOSCIENCES, INC.

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman, President and
Chief Executive Officer
March 11, 2022		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
Chief Operating Officer and
Chief Financial Officer
(Principal Financial and
March 11, 2022		Accounting Officer)

