Form 10-Q
period 2022-04-30
Anixa Biosciences Inc
filed 2022-06-10
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number 001-37492

ANIXA BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2622630
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3150 Almaden Expressway, Suite 250
San Jose, CA	95118
(Address of principal executive offices)	(Zip Code)

(408) 708-9808

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common Stock, par value $.01 per share	ANIX	NASDAQ Capital Market

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

On June 10, 2022 the registrant had outstanding 30,471,001 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	April 30, 2022	October 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,732	$29,128
Short-term investments	4,499	6,599
Prepaid expenses and other current assets	332	276
Total current assets	32,563	36,003

Operating lease right-of-use asset	234	254
Total assets	$32,797	$36,257

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$93	$136
Accrued expenses	1,057	1,095
Operating lease liability	39	39
Total current liabilities	1,189	1,270

Operating lease liability, non-current	202	220
Total liabilities	1,391	1,490

Commitments and contingencies (Note 9)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 30,154,708 and 30,050,894 shares issued and outstanding as of April 30, 2022 and October 31, 2021, respectively	302	301
Additional paid-in capital	244,032	239,927
Accumulated deficit	(212,163)	(204,790)
Total shareholders’ equity	32,171	35,438
Noncontrolling interest (Note 1)	(765)	(671)
Total equity	31,406	34,767

Total liabilities and equity	$32,797	$36,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	For the three months ended		For the six months ended
	April 30,		April 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$513

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses	-	-	-	385
Research and development expenses (including non-cash share-based compensation expenses of $966, $447, $2,243 and $737, respectively)	1,735	1,022	3,573	1,850
General and administrative expenses (including non-cash share-based compensation expenses of $715, $604, $1,793 and $1,300, respectively)	1,854	1,415	3,896	2,948
Total operating costs and expenses	3,589	2,437	7,469	5,183

Loss from operations	(3,589)	(2,437)	(7,469)	(4,670)

Interest income	1	-	2	1

Net loss	(3,588)	(2,437)	(7,467)	(4,669)

Less: Net loss attributable to noncontrolling interest	(44)	(38)	(94)	(62)

Net loss attributable to common shareholders	$(3,544)	$(2,399)	$(7,373)	$(4,607)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.12)	$(0.08)	$(0.24)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	30,152	28,669	30,138	26,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

FOR THE THREE MONTHS ENDED APRIL 30, 2022

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, January 31, 2022	30,132,319	$301	$242,281	$(208,619)	$33,963	$(721)	$33,242
Stock option compensation to employees and directors	-	-	1,462	-	1,462	-	1,462
Stock options and warrants issued to consultants	-	-	219	-	219	-	219
Common stock issued to consultants	20,000	1	63	-	64	-	64
Common stock issued pursuant to employee stock purchase plan	2,389	-	7	-	7	-	7
Net loss	-	-	-	(3,544)	(3,544)	(44)	(3,588)
Balance, April 30, 2022	30,154,708	$302	$244,032	$(212,163)	$32,171	$(765)	$31,406

FOR THE THREE MONTHS ENDED APRIL 30, 2021

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, January 31, 2021	26,179,122	$262	$207,382	$(194,044)	$13,600	$(521)	$13,079
Stock option compensation to employees and directors	-	-	881	-	881	-	881
Stock options and warrants issued to consultants	-	-	170	-	170	-	170
Common stock issued upon exercise of stock options	77,571	1	189	-	190	-	190
Common stock issued pursuant to employee stock purchase plan	1,634	-	3	-	3	-	3
Common stock issued in a public offering, net of offering expenses of $2,208	4,285,715	43	20,249	-	20,292	-	20,292
Common stock issued in at-the-market offering, net of offering expenses of $156	905,863	9	4,868	-	4,877	-	4,877
Net loss	-	-	-	(2,399)	(2,399)	(38)	(2,437)
Balance, April 30, 2021	31,449,905	$315	$233,742	$(196,443)	$37,614	$(559)	$37,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

FOR THE SIX MONTHS ENDED APRIL 30, 2022

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, October 31, 2021	30,050,894	$301	$239,927	$(204,790)	$35,438	$(671)	$34,767
Stock option compensation to employees and directors	-	-	3,598	-	3,598	-	3,598
Stock options and warrants issued to consultants	-	-	437	-	437	-	437
Common stock issued upon exercise of stock options and warrants	81,425	-	-	-	-	-	-
Common stock issued to consultants	20,000	1	63	-	64	-	64
Common stock issued pursuant to employee stock purchase plan	2,389	-	7	-	7	-	7
Net loss	-	-	-	(7,373)	(7,373)	(94)	(7,467)
Balance, April 30, 2022	30,154,708	$302	$244,032	$(212,163)	$32,171	$(765)	$31,406

FOR THE SIX MONTHS ENDED APRIL 30, 2021

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, October 31, 2020	24,248,695	$242	$200,355	$(191,836)	$8,761	$(497)	$8,264
Stock option compensation to employees and directors	-	-	1,756	-	1,756	-	1,756
Stock options and warrants issued to consultants	-	-	282	-	282	-	282
Common stock issued upon exercise of stock options	107,451	1	292	-	293	-	293
Common stock issued pursuant to employee stock purchase plan	1,634	-	3	-	3	-	3
Common stock issued in a public offering, net of offering expenses of $2,208	4,285,715	44	20,248	-	20,292	-	20,292
Common stock issued in at-the-market offering, net of offering expenses of $341	2,806,410	28	10,806	-	10,834	-	10,834
Net loss	-	-	-	(4,607)	(4,607)	(62)	(4,669)
Balance, April 30, 2021	31,449,905	$315	$233,742	$(196,443)	$37,614	$(559)	$37,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the six months ended April 30,
	2022	2021
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(7,467)	$(4,669)
Stock option compensation to employees and directors	3,598	1,756
Stock options and warrants issued to consultants	437	282
Common stock issued to consultants	64	-
Gain on sale of equipment	-	(5)
Amortization of operating lease right-of-use asset	21	29
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(56)	(58)
Accounts payable	(44)	205
Accrued expenses	(37)	77
Operating lease liability	(19)	(29)
Net cash used in operating activities	(3,503)	(2,412)

Cash flows from investing activities:
Disbursements to acquire short-term investments	(4,249)	(10,399)
Proceeds from maturities of short-term investments	6,349	2,640
Proceeds from sale of equipment	-	35
Net cash provided by (used in) investing activities	2,100	(7,724)

Cash flows from financing activities:
Gross proceeds from sale of common stock in a public offering	-	22,500
Expenses of the public offering	-	(2,208)
Gross proceeds from sale of common stock in an at-the-market offering	-	11,175
Expenses of the at-the-market offering	-	(341)
Proceeds from sale of common stock pursuant to employee stock purchase plan	7	3
Proceeds from exercise of stock options	-	293
Net cash provided by financing activities	7	31,422

Net (decrease) increase in cash and cash equivalents	(1,396)	21,286
Cash and cash equivalents at beginning of period	29,128	6,417
Cash and cash equivalents at end of period	$27,732	$27,703

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

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), is advancing toward human clinical testing of the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer. We received authorization from the U.S. Food and Drug Administration (“FDA”) in August 2021, to commence enrollment and treatment of patients in a Phase 1 clinical trial. We began patient recruitment for the trial in March 2022, and that process is ongoing. This study is a dose-escalation trial with two arms based on injection method—intraperitoneal or intravenous—to determine the maximum tolerated dose in patients with recurrent epithelial ovarian cancer and to assess persistence, expansion and efficacy of the modified T-cells. The study is being conducted at Moffitt and will consist of 24 to 48 patients who have received at least two prior lines of chemotherapy. The study is estimated to be completed in two to four years depending on multiple factors including when maximum tolerated dose is reached and the rate of patient recruitment.

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

Following the FDA’s authorization to proceed with clinical trials in December 2020, in October 2021, we commenced dosing patients in a Phase 1 clinical trial of our breast cancer vaccine. Funded by a U.S. Department of Defense grant, this study is a multiple-ascending dose Phase 1 trial to determine the maximum tolerated dose of the vaccine in patients with early-stage, triple-negative breast cancer as well as monitor immune response. The study is being conducted at Cleveland Clinic and will consist of 18 to 24 patients who have completed treatment for early-stage, triple-negative breast cancer within the past three years and are currently tumor-free but at high risk for recurrence. During the course of the study, participants will receive three vaccinations, each two weeks apart, and will be closely monitored for side effects and immune response. The study is roughly one-fourth of the way complete and is estimated to be completed by the end of calendar year 2022. Initial indications suggest that an immune response is being observed.

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

Over the next several quarters, we expect the development of our breast and ovarian cancer vaccines, our COVID-19 therapeutic discovery program and Certainty’s CAR-T technology to be the primary focus of the Company. As part of our legacy operations, the Company remains engaged in limited patent licensing activities regarding its liquid biopsy platform and in the area of encrypted audio/video conference calling. We do not expect these activities to be a significant part of the Company’s ongoing operations nor do we expect these activities to require material financial resources or attention of senior management.

Over the past several years, our revenue was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation. We have not generated any revenue to date from our therapeutics or vaccine programs. In addition, while we pursue our therapeutics and vaccine programs, we may also make investments in and form new companies to develop additional emerging technologies. We do not expect to begin generating revenue with respect to any of our current therapy or vaccine programs in the near term. Our strategy is to achieve a profitable outcome by eventually licensing our technologies to large pharmaceutical companies that have the resources and infrastructure in place to manufacture, market and sell our technologies as therapeutics or vaccines. The eventual licensing of any of our technologies may take several years, if it is to occur at all, and may depend on positive results from human clinical trials.

Funding and Management’s Plans

Based on currently available information as of June 10, 2022, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. We may seek to obtain working capital during our fiscal year 2022 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and disclosures required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the year ended October 31, 2021. The accompanying October 31, 2021 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by US GAAP. The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of April 30, 2022, and results of operations and cash flows for the interim periods represented. The results of operations for the three and six months ended April 30, 2022 are not necessarily indicative of the results to be expected for the entire year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity. The following table sets forth the changes in noncontrolling interest for the six months ended April 30, 2022 (in thousands):

Balance, October 31, 2021	$(671)
Net loss attributable to noncontrolling interest	(94)
Balance, April 30, 2022	$(765)

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

Stock Option Compensation Expense

The compensation cost for service-based stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to four years. We recorded stock-based compensation expense related to service-based stock options granted to employees and directors of approximately $875,000 and $881,000 during the three months ended April 30, 2022 and 2021, respectively, and approximately $1,605,000 and $1,756,000 during the six months ended April 30, 2022 and 2021, respectively.

For stock options granted to employees and directors that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest). On June 1, 2021, our Chairman and Chief Executive Officer and our President, Chief Operating Officer and Chief Financial Officer were awarded market condition stock options for 2,000,000 shares and 100,000 shares of common stock, respectively, that vest in four equal installments upon the Company’s share price achieving targets ranging from $5.00 to $8.00 per share, with implied service periods of three to fifteen months. We recorded market condition stock-based compensation expense during the three months ended April 30, 2022 and 2021 of approximately $587,000 and $0, respectively, and approximately $1,993,000 and $0 during the six months ended April 30, 2022 and 2021, respectively.

The compensation cost for service-based stock options granted to consultants is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to three years. We recorded stock-based consulting expense related to stock options granted to consultants of approximately $109,000 and $132,000 during the three months ended April 30, 2022 and 2021, respectively, and approximately $218,000 and $186,000 during the six months ended April 30, 2022 and 2021, respectively.

Stock Option Plans

During the three months ended April 30, 2022, we had two stock option plans: the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”), which were adopted by our Board of Directors on July 14, 2010 and January 25, 2018, respectively. The 2018 Share Plan was approved by our shareholders on March 29, 2018.

Stock Option Activity

During the three months ended April 30, 2022 and 2021, we granted options to purchase 1,400,000 shares and 250,000 shares of common stock, respectively, and during the six months ended April 30, 2022 and 2021, we granted options to purchase 1,430,000 shares and 1,380,000 shares of common stock, respectively, to employees and consultants, with exercise prices ranging from $2.62 to $5.30 per share, pursuant to the 2018 Share Plan. During the three months ended April 30, 2022 and 2021, stock options to purchase 0 shares of common stock and 77,571 shares of common stock, net of 7,937 shares withheld on a cashless exercise, respectively, were exercised with aggregate proceeds of $0 and $0, respectively. During the six months ended April 30, 2022 and 2021, stock options to purchase 46,909 shares of common stock, net of 53,091 shares withheld on a cashless exercise and 107,451 shares of common stock, net of 7,937 shares withheld on a cashless exercise, respectively, were exercised with aggregate proceeds of $0 and $0, respectively.

2010 Share Plan

The 2010 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. In accordance with the provisions of the 2010 Share Plan, the plan terminated with respect to the ability to grant future awards on July 14, 2020. Information regarding the 2010 Share Plan for the six months ended April 30, 2022 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2021	1,1,718,634	$2.82
Exercised	(100,000)	$2.92
Options outstanding and exercisable at April 30, 2022	1,618,634	$2.81	$1,182

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of April 30, 2022:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.67 - $2.30	527,500	4.0	$1.54
$2.58 - $3.13	577,000	2.7	$2.76
$3.46 - $5.30	514,134	6.0	$4.16

2018 Share Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. As of April 30, 2022, the 2018 Share Plan had 600,000 shares available for future grants. Information regarding the 2018 Share Plan for the six months ended April 30, 2022 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2021	7,409,992	$3.76
Granted	1,430,000	$2.74
Options outstanding at April 30, 2022	8,839,992	$3.60	$1,371
Options exercisable at April 30, 2022	4,364,161	$3.63	$426

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of April 30, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.09 - $3.87	5,369,992	7.9	$3.24	3,298,050	7.0	$3.49
$3.96 - $5.30	3,470,000	8.5	$4.16	1,066,111	7.6	$4.07

Non-Plan Options

In addition to options granted under stock option plans, during the years ended October 31, 2012 and 2013, the Board of Directors approved the grant of stock options to certain employees and directors. Information regarding stock options that were granted outside of share plans for the six months ended April 30, 2022 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2021	1,642,000	$2.58
Options outstanding and exercisable at April 30, 2022	1,642,000	$2.58	$1,108

The following table summarizes information about stock options outstanding and exercisable that were granted outside of share plans as of April 30, 2022:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.58	1,642,000	0.3	$2.58

Stock Awards

For stock awards granted to employees, directors and consultants that vest upon grant, we recognize expense at the date of grant based on the grant date closing price of the underlying common stock. We did not grant any stock awards that vested upon grant during the six months ended April 30, 2022 or 2021.

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan (the “ESPP”) which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The plan was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018. During the six months ended April 30, 2022 and 2021, employees purchased 2,389 and 1,634 shares, respectively, with aggregate proceeds of approximately $7,000 and $3,000, respectively.

Warrants

On October 30, 2020, we issued a warrant, expiring on October 30, 2025, to purchase 60,000 shares of common stock at $2.06 per share, vesting over five months, to a consultant for investor relations services. We recorded consulting expense of approximately $38,000 and $96,000, respectively, during the three and six months ended April 30, 2021, based on the fair value of the warrant on the date of grant recognized on a straight-line basis over the vesting period. On November 16, 2021, the warrant was exercised on a cashless basis and 25,484 shares were withheld as payment.

On November 1, 2021 we issued a warrant, expiring on October 30, 2026, to purchase 60,000 shares of common stock at $4.77 per share, vesting over five months, to a consultant for investor relations services. We recorded consulting expense of approximately $110,000 and $220,000, respectively, during the three and six months ended April 30, 2022, based on the fair value of the warrant on the date of grant recognized on a straight-line basis over the vesting period.

As of April 30, 2022, we also had warrants outstanding to purchase 300,000 shares of common stock at $6.56 per share, issued during fiscal year 2021 and expiring on March 22, 2026.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of April 30, 2022:

	Level 1	Level 2	Level 3	Total
		(in thousands)
Money market funds:
Cash equivalents	$25,294	$-	$-	$25,294
Certificates of deposit:
Cash equivalents	2,250	-	-	2,250
Short-term investments	-	1,200		1,200
U. S. treasury bills
Short-term investments	-	3,299	-	3,299
Total financial assets	$27,544	$4,499	$-	$32,043

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2021:

	Level 1	Level 2	Level 3	Total
		(in thousands)
Money market funds:
Cash equivalents	$28,949	$-	$-	$28,949
Certificates of deposit:
Short term investments	-	2,000		2,000
U. S. treasury bills			-
Short-term investments	-	4,599	-	4,599
Total financial assets	$28,949	$6,599	$-	$35,548

The estimated fair value of prepaid expenses and other current assets and accounts payable approximates their individual carrying amounts due to the short-term nature of these instruments. Cash balances are stated at carrying value which approximates fair value.

4. ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	April 30,	October 31,
	2022	2021
	(in thousands)
Payroll and related expenses	$477	$492
Accrued royalty and contingent legal fees	577	577
Accrued other	3	26
	$1,057	$1,095

5. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the six months ended April 30, 2022 and 2021, were stock options to purchase 12,100,626 and 8,813,626 shares, respectively, and warrants to purchase 360,000 and 860,000 shares, respectively.

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

We have substantial net operating loss carryforwards for Federal and California income tax returns. These net operating loss carryforwards could be subject to limitations under Internal Revenue Code section 382. We have no unrecognized income tax benefits as of April 30, 2022 and October 31, 2021 and we account for interest and penalties related to income tax matters, if any, in general and administrative expenses.

8. LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to an operating lease that was to expire on September 30, 2021. Effective August 17, 2021, the lease was amended to extend the expiration date to September 30, 2024, with an option to extend the lease an additional two years. Our base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs. The amendment to the lease resulted in a right-of-use asset and lease liability of approximately $260,000 with a discount rate of 10%. Rent expense was approximately $17,000 and $16,000, respectively, for the three months ended April 30, 2022 and 2021, and approximately $33,000 and $32,000, respectively, for the six months ended April 30, 2022 and 2021.

For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments. The remaining 53-month lease term as of April 30, 2022 for the Company’s lease includes the noncancelable period of the lease and the additional two-year option period that the Company expects to exercise. All right-of-use assets are reviewed for impairment when indications of impairment are present.

As of April 30, 2022, the annual minimum future lease payments of our operating lease liabilities were as follows:

For Periods Ended October 31,	Operating Leases
(in thousands)
2022	$32
2023	66
2024	67
2025	70
2026	65
Total future minimum lease payments, undiscounted	300
Less: Imputed interest	59
Present value of future minimum lease payments	$241

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

10. SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on the management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in four reportable segments, each with different operating and potential revenue generating characteristics: (i) CAR-T Therapeutics, (ii) Cancer Vaccines, (iii) Anti-Viral Therapeutics and (iv) Other. The following represents selected financial information for our segments for the three and six months ended April 30, 2022 and 2021 and as of April 30, 2022 and October 31, 2021, in thousands:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2022	2021	2022	2021
Net Loss:
CAR-T Therapeutics	$(1,399)	$(1,446)	$(3,010)	$(2,406)
Cancer Vaccines	(1,423)	(662)	(2,780)	(1,569)
Anti-Viral Therapeutics	(757)	(310)	(1,661)	(791)
Other	(9)	(19)	(16)	97
Total	$(3,588)	$(2,437)	$(7,467)	$(4,669)
Total operating costs and expenses	$3,589	$2,437	$7,469	$5,183
Less non-cash share-based compensation	(1,681)	(1,051)	(4,036)	(2,037)
Operating costs and expenses excluding non-cash share-based compensation	$1,908	$1,386	$3,433	$3,146
Operating costs and expenses excluding non-cash share based compensation:
CAR-T Therapeutics	$759	$935	$1,427	$1,492
Cancer Vaccines	740	299	1,220	837
Anti-Viral Therapeutics	402	138	774	409
Other	7	14	12	408
Total	$1,908	$1,386	$3,433	$3,146

	April 30, 2022	October 31, 2021
Total assets:
CAR-T Therapeutics	$13,014	$15,068
Cancer Vaccines	12,680	13,276
Anti-Viral Therapeutics	6,883	7,368
Other	220	545
Total	$32,797	$36,257

Operating costs and expenses excluding non-cash share-based compensation is the measurement the chief operating decision-maker uses in managing the enterprise.

The Company’s consolidated revenue of $513,000 and inventor royalties, contingent legal fees, litigation and licensing expense of $385,000 for the six months ended April 30, 2021 were solely related to our encrypted audio/video conference calling technology, which is included in our Other segment. All our revenue is generated domestically (United States) based on the country in which the licensee is located.

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

RESULTS OF OPERATIONS

Three months ended April 30, 2022 compared with three months ended April 30, 2021

Revenue

We had no revenue during the three months ended April 30, 2022 and 2021.

Over the past several years, our revenue, if any, was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation. We have not generated any revenue to date from our therapeutics or vaccine programs. In addition, while we pursue our therapeutics and vaccine programs, we may also make investments in and form new companies to develop additional emerging technologies. We do not expect to begin generating revenue with respect to any of our current therapy or vaccine programs in the near term. We intend to achieve a profitable outcome by eventually licensing our technologies to large pharmaceutical companies that have the resources and infrastructure in place to manufacture, market and sell our technologies as therapeutics or vaccines. The eventual licensing of any of our technologies may take several years, if it is to occur at all, and may depend on positive results from human clinical trials.

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses

We had no inventor royalties, contingent legal fees, litigation and licensing expenses during the three-month periods ended April 30, 2022 and 2021.

Research and Development Expenses

Research and development expenses are related to the development of our cancer therapeutics and vaccine programs and our anti-viral drug program, and increased by approximately $713,000 to approximately $1,735,000 in the three months ended April 30, 2022, from approximately $1,022,000 in the three months ended April 30, 2021. The increase in research and development expenses was primarily due to an increase in employee stock option compensation expense of approximately $529,000, an increase in employee compensation and related costs, other than stock option compensation expense, of approximately $254,000, an increase in outside research and development expense related to our anti-viral drug program of approximately $81,000, offset by a decrease of approximately $158,000 in outside research and development related to our CAR-T therapeutics program.

Research and development expenses incurred in the three months ended April 30, 2022 associated with each of our development programs consisted of approximately $709,000 for CAR-T therapeutics, approximately $695,000 for cancer vaccines and approximately $331,000 for anti-viral therapeutics.

General and Administrative Expenses

General and administrative expenses increased by approximately $439,000 to approximately $1,854,000 in the three months ended April 30, 2022, from approximately $1,415,000 in the three months ended April 30, 2021. The increase in general and administrative expenses was primarily due to an increase in employee compensation and related costs, other than stock option compensation expense, of approximately $250,000, an increase in investor and public relations expense of approximately $199,000, an increase in employee stock option compensation expense of approximately $54,000, offset by a decrease of approximately $52,000 of consultant stock option and warrant expense.

Interest Income

Interest income was approximately $1,000 and $0 in the three month periods ended April 30, 2022 and 2021.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, was approximately $44,000 and $38,000, respectively, in the three months ended April 30, 2022 and 2021.

Six months ended April 30, 2022 compared with six months ended April 30, 2021

Revenue

We had no revenue during the six months ended April 30, 2022.

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

We have not generated any revenue to date from our therapeutics or vaccine programs. In addition, while we pursue our therapeutics and vaccine programs, we may also make investments in and form new companies to develop additional emerging technologies. We do not expect to begin generating revenue with respect to any of our current therapy or vaccine programs in the near term. We intend to achieve a profitable outcome by eventually licensing our technologies to large pharmaceutical companies that have the resources and infrastructure in place to manufacture, market and sell our technologies as therapeutics or vaccines. The eventual licensing of any of our technologies may take several years, if it is to occur at all, and may depend on positive results from human clinical trials.

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses

We had no inventor royalties, contingent legal fees, litigation and licensing expenses during the six-month period ended April 30, 2022.

Inventor royalties, contingent legal fees, litigation and licensing expenses for the six months ended April 30, 2021 were approximately $385,000. Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized. Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Research and Development Expenses

Research and development expenses are related to the development of our cancer therapeutics and vaccine programs and our anti-viral drug program, and increased by approximately $1,723,000 to approximately $3,573,000 in the six months ended April 30, 2022, from approximately $1,850,000 in the six months ended April 30, 2021.

The increase in research and development expenses was primarily due to an increase in employee stock option compensation expense of approximately $1,446,000, an increase in employee compensation and related costs, other than stock option compensation expense, of approximately $340,000, an increase in outside research and development expense related to our anti-viral drug program of approximately $96,000, an increase in outside research and development expense related to ovarian cancer program of approximately $71,000, an increase of approximately $59,000 of consultant stock option and warrant expense, offset by a decrease of approximately $180,000 in outside research and development related to our CAR-T therapeutics program and a decrease in license fees of approximately $110,000.

Research and development expenses incurred in the six months ended April 30, 2022 associated with each of our development programs consisted of approximately $1,452,000 for CAR-T therapeutics, approximately $1,403,000 for cancer vaccines and approximately $718,000 for anti-viral therapeutics.

General and Administrative Expenses

General and administrative expenses increased by approximately $948,000 to approximately $3,896,000 in the six months ended April 30, 2022, from approximately $2,948,000 in the six months ended April 30, 2021.

The increase in general and administrative expenses was primarily due to an increase in employee stock option compensation expense of approximately $550,000, an increase in investor and public relations expense of approximately $432,000, an increase employee compensation and related costs, other than stock option compensation expense, of approximately $226,000, offset by a decrease in directors stock option expense of approximately $154,000 and as decrease in consultant stock option and warrant expense of approximately $124,000.

Interest Income

Interest income was approximately $2,000 and $1,000 in the six month periods ended April 30, 2022 and 2021.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, was approximately $94,000 and $62,000, respectively, in the six months ended April 30, 2022 and 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of June 10, 2022, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. We may seek to obtain working capital during our fiscal year 2022 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the six months ended April 30, 2022, cash used in operating activities was approximately $3,503,000. Cash provided by investing activities was approximately $2,100,000, resulting from the proceeds on maturities of short term investments of approximately $6,349,000, which was offset by the purchase of short term investments totaling approximately $4,249,000. Cash provided by financing activities was approximately $7,000. As a result, our cash, cash equivalents, and short-term investments at April 30, 2022 decreased approximately $3,496,000 to approximately $32,231,000 from approximately $35,727,000 at the end of fiscal year 2021.

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

For stock awards granted to employees and directors that vest at date of grant, we recognize expense based on the grant date market price of the underlying common stock. For restricted stock awards vesting upon achievement of a price target of our common stock, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest).

The Black-Scholes pricing model and the Monte Carlo Simulation we use to estimate fair value requires valuation assumptions of expected term, expected volatility, risk-free interest rates and expected dividend yield. The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. For employees we use the simplified method, which is a weighted average of the vesting term and contractual term, to determine expected term. The simplified method was adopted since we do not believe that historical experience is representative of future performance because of the impact of the changes in our operations and the change in terms from historical options. For consultants, we use the contract term for expected term. Under the Black-Scholes pricing model, we estimated the expected volatility of our shares of common stock based upon the historical volatility of our share price over a period of time equal to the expected term of the grants. We estimated the risk-free interest rate based on the implied yield available on the applicable grant date of a U.S. Treasury note with a term equal to the expected term of the underlying grants. We made the dividend yield assumption based on our history of not paying dividends and our expectation not to pay dividends in the future.

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

As of April 30, 2022, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

Item 4.	Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our President, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13(a)-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our President, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.

There was no change in our internal control over financial reporting during the second quarter of fiscal year 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 10, 2022.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 10, 2022.
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 10, 2022.
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 10, 2022.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXA BIOSCIENCES, INC.

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman and Chief Executive Officer
June 10, 2022		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
President, Chief Operating Officer and
Chief Financial Officer
June 10, 2022		(Principal Financial and Accounting Officer)

