Form 10-K
period 2022-10-31
Anixa Biosciences Inc
filed 2023-01-04
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number: 001-37492

ANIXA BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	11-2622630
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3150 Almaden Expressway, Suite 250

San Jose, CA 95118

(408) 708-9808

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on Which Registered:
Common Stock, $0.01 par value	ANIX	The NASDAQ Stock Market LLC

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

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of April 29, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ on such date ($3.25): $93,235,194

On January 4, 2023, the registrant had outstanding 30,920,792 shares of common stock, par value $0.01 per share, which is the registrant’s only class of common stock.

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

CERTAIN TERMS USED IN THIS REPORT

References in this Report to “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. unless otherwise indicated.

PART I

Item 1. Business.

Overview

Anixa Biosciences, Inc. is a biotechnology company developing vaccines and therapies that are focused on critical unmet needs in oncology and infectious disease. Our vaccine programs include (i) the development of a preventative vaccine against triple negative breast cancer (“TNBC”), the most lethal form of breast cancer, as well other forms of breast cancer and (ii) the development of a preventative vaccine against ovarian cancer. Our therapeutics programs include (i) the development of a chimeric endocrine receptor T-cell therapy, a novel form of chimeric antigen receptor T-cell (“CAR-T”) technology, initially focused on treating ovarian cancer, which is being developed at our subsidiary, Certainty Therapeutics, Inc. (“Certainty”), and (ii) the development of anti-viral drug candidates for the treatment of COVID-19 focused on inhibiting certain protein functions of the virus.

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

Following the U.S. Food and Drug Administration’s (“FDA”) authorization to proceed with clinical trials in December 2020, in October 2021, we commenced dosing patients in a Phase 1 clinical trial of our breast cancer vaccine. This study, which is being funded by a U.S. Department of Defense grant, is a multiple-ascending dose Phase 1 trial to determine the maximum tolerated dose (“MTD”) of the vaccine in patients with early-stage, triple-negative breast cancer as well as monitor immune response. The study is being conducted at Cleveland Clinic and will consist of 18 to 24 patients who have completed treatment for early-stage, triple-negative breast cancer within the past three years and are currently tumor-free but at high risk for recurrence. During the course of the study, participants will receive three vaccinations, each two weeks apart, and will be closely monitored for side effects and immune response. Initial indications from preliminary analyses suggest that an immune response is being observed. In December 2022, we announced that we had reached the MTD. We are now expanding the MTD cohort and are vaccinating additional participants at that dose level. Upon completion of vaccination and follow-up tests of the expanded cohort, we will compile and analyze the data, and we anticipate presenting the complete immunological data from the trial at a scientific conference or similar setting in the second calendar quarter of 2023.

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

In May 2021, Cleveland Clinic was granted an award for our ovarian cancer vaccine technology by the National Cancer Institute’s (“NCI”) PREVENT program. The NCI is a part of the National Institutes of Health. The PREVENT program is a peer-reviewed agent development program designed to support pre-clinical development of innovative interventions and biomarkers for cancer prevention and interception towards clinical trials. The scientific and financial resources of the PREVENT program will be used for our ovarian cancer vaccine technology to perform virtually all pre-clinical research and development, manufacturing and IND-enabling studies. This work is being performed at NCI facilities, by NCI scientific staff and with NCI financial resources and will require no material financial expenditures by the Company, nor the transfer of any rights to the Company’s assets.

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

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), is advancing toward human clinical testing of the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer. We received authorization from the FDA in August 2021, to commence enrollment and treatment of patients in a Phase 1 clinical trial. We began patient recruitment for the trial in March 2022, and in August 2022, we treated the first patient in the trial. The treatment appears to have been well-tolerated by the patient, and we continue to monitor her condition. The process of recruiting additional patients is ongoing. This study is a dose-escalation trial with two arms based on injection method—intraperitoneal or intravenous—to determine the maximum tolerated dose in patients with recurrent epithelial ovarian cancer and to assess persistence, expansion and efficacy of the modified T-cells. The study is being conducted at Moffitt and will consist of 24 to 48 patients who have received at least two prior lines of chemotherapy. The study is estimated to be completed in two to four years depending on multiple factors including when maximum tolerated dose is reached, the rate of patient recruitment, and how long we maintain the two different injection methods.

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

The screening process resulted in the identification of multiple compounds that could potentially disrupt critical enzymes of the virus, including the virus’ main protease, Mpro. Several of these compounds were synthesized and tested in in vitro biological assays. Upon completion of these biological assays, we identified two of the most promising compounds and tested them in animal models. In these animal studies, the two compounds were compared to Remdesivir, which at the time the assays were performed was the only anti-viral drug authorized by the FDA for COVID-19. The data showed that administration of the drugs to infected hamsters did not cause any noticeable adverse effects, and monitoring of weight and general animal behavior demonstrated comparable efficacy between each of our compounds and Remdesivir. Based on this promising data in the animal study, we directed our team to proceed to the next stage of drug development and we selected one of the compounds around which our team is performing combinatorial synthetic medicinal chemistry to evaluate whether potency can be increased and pharmacokinetics optimized. This work is ongoing.

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

While use of preventative vaccines is widespread throughout much of the developed world, we believe that there is and will continue to be a need for effective treatments for COVID-19. We believe that there are a number of factors that have limited the effectiveness, both in the near and long term, of the vaccines currently in use, including, but not limited to, vaccine persistence, viral escape and perceptions of long-term safety resulting in vaccine resistance. Furthermore, there are currently new anti-viral treatments, such as Pfizer’s Paxlovid, which is a combination therapy consisting of the protease-inhibitor nirmatrelvir and the antiretroviral ritonavir, that have been authorized for use in the U.S. As the main component of Pfizer’s treatment is a protease-inhibitor targeting Mpro, it is most similar to our compounds, and we therefore conducted a head-to-head analysis via a Fluorescence Resonance Energy Transfer (FRET) assay that tested the ability of the compounds to inhibit the function of Mpro. The results of this head-to-head in vitro analysis suggested that our compounds may be five times more effective at inhibiting Mpro than Pfizer’s nirmatrelvir.

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

In October 2021, Cleveland Clinic began treating patients in a Phase 1 clinical trial of our breast cancer vaccine. In addition, we and our partners at Cleveland Clinic continue working with the NCI who are or will be performing pre-clinical research and development, manufacturing and IND-enabling studies to advance our ovarian cancer vaccine technology toward human clinical testing.

The Breast Cancer Market

According to American Cancer Society statistics, breast cancer accounts for over 30% of all female cancer cases, and 15% of cancer deaths in women. It is estimated that in 2022, 288,000 new cases of breast cancer will be diagnosed in the U.S. and 43,000 women will die from this disease. Despite continuous advances made in the field of cancer research every year, invasive female breast cancer incidence rates have been increasing by approximately 0.5% per year over the past 15 years.

The market for prophylactic cancer vaccines is sizable—bigger in fact than the market for any type of cancer therapeutic. After all, doctors administer cancer drugs only after a patient has been diagnosed, while a prophylactic vaccine may be administered to all people who have a possibility of developing the disease.

While in the U.S., 288,000 women are estimated to be diagnosed with breast cancer this year, there are approximately 82 million women age 40 and over—the time in life when women face an increased risk of developing breast cancer. Worldwide, the number is dramatically larger.

The Ovarian Cancer Market

According to American Cancer Society statistics, ovarian cancer accounts for just 2% of all female cancer cases, but nearly 5% of cancer deaths in women due to the disease’s low survival rate. It is estimated that in 2022, 20,000 new cases of ovarian cancer will be diagnosed and 13,000 American women will die from this disease. Despite continuous advances made in the field of cancer research every year, we believe there remains a significant unmet medical need, as the overall five-year relative survival rate for ovarian cancer patients is 49%. However, ovarian cancer survival varies substantially by age, with the overall five-year survival rate for women 65 and older of only 33%.

The market for prophylactic cancer vaccines is sizable—bigger in fact than the market for any type of cancer therapeutic. While in the U.S., 20,000 women are estimated to be diagnosed with ovarian cancer this year, there are approximately 41 million women age 60 and over—the time in life when women face an increased risk of developing ovarian cancer. Worldwide, the number is dramatically larger.

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

Studies have shown that the FSH-Receptor is also expressed in endothelial cells of the vasculature of neoplasias. We anticipate performing further studies to evaluate the ability of our CAR-T to disrupt the vasculature of other cancers, after we have analyzed data from clinical trials of this technology against ovarian cancer.

We have been working with researchers at Moffitt to develop our CAR-T therapy. Moffitt is one of the top cancer centers in the country with pre-clinical and clinical expertise with CAR-T technology. Moffitt has conducted many of the highest profile CAR-T trials in the world.

We performed numerous studies in preparation for human clinical studies. In those studies, several groups of tumor free, female mice were intra-peritoneally infused with increasing concentrations of the murine CAR-T construct and their health status was monitored for up to five months. The following summarizes the results of these studies:

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

In August 2022, we treated the first patient in the trial. The treatment appears to have been well-tolerated by the patient, and we continue to monitor her condition. The process of recruiting additional patients is ongoing. This study is a dose-escalation trial with two arms based on injection method—intraperitoneal or intravenous—to determine the maximum tolerated dose in patients with recurrent epithelial ovarian cancer and to assess persistence, expansion and efficacy of the modified T-cells. The study is being conducted at Moffitt and will consist of 24 to 48 patients who have received at least two prior lines of chemotherapy. The study is estimated to be completed in two to four years depending on multiple factors including when maximum tolerated dose is reached, the rate of patient recruitment, and how long we maintain the two different injection methods.

The Market

We believe that our CAR-T technology may be used as an effective treatment against multiple solid tumor types, however, we have initially focused on ovarian cancer. According to American Cancer Society statistics, ovarian cancer accounts for just 2% of all female cancer cases, but nearly 5% of cancer deaths in women due to the disease’s low survival rate. It is estimated that in 2022, approximately 20,000 new cases of ovarian cancer will be diagnosed and 13,000 American women will die from this disease. Despite continuous advances made in the field of cancer research every year, there remains a significant unmet medical need, as the overall five-year relative survival rate for ovarian cancer patients is 49%. However, ovarian cancer survival varies substantially by age, with the overall five-year survival rate for women 65 and older of only 33%.

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

There are currently few broadly effective treatment options. Further, nearly all treatments currently in use or in clinical trials were originally developed for other indications, and were not designed specifically against SARS-CoV-2, and therefore may have limited effectiveness. We believe that newly designed drugs that are purposefully developed to specifically target SARS-CoV-2, enabled by recent studies of the molecular biology of the virus, will have the potential to be far more effective than repurposing existing drugs.

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

The screening process resulted in the identification of multiple compounds that could potentially disrupt critical enzymes of the virus. Several of these compounds were synthesized and tested in in vitro biological assays. Upon completion of these biological assays, we identified two of the most promising compounds and tested them in animal models. In these animal studies, the two compounds were compared to Remdesivir, which at the time the assays were performed was the only anti-viral drug authorized by the FDA for COVID-19. The data showed that administration of the drugs to infected hamsters did not cause any noticeable adverse effects, and monitoring of weight and general animal behavior demonstrated comparable efficacy between each of our compounds and Remdesivir. Based on this promising data in the animal study, we directed our collaboration partners to proceed to the next stage of drug development and we selected one of the compounds around which our partners and other third-party service providers are performing combinatorial synthetic medicinal chemistry to evaluate whether potency can be increased and pharmacokinetics optimized. This work is ongoing.

As SARS-CoV-2 has continued to mutate over the course of the pandemic, we have performed genomic variant analysis to determine whether our compounds may be effective against multiple variants. To date, the results of such analyses have shown that either no significant mutations have been found in or near the active site of the Mpro enzyme or any known mutations do not change the function of the enzyme, and therefore we believe that our compounds should be effective against multiple variants, including the Omicron variant and its subvariants, though there is no assurance that this will be the case.

The Market

According to U.S. Centers for Disease Control and Prevention (“CDC”) data, as of the date of this Report, in the U.S., there have been over 100 million cases of COVID-19 and nearly 1.1 million deaths. According to World Health Organization (“WHO”) data, globally, there have been 650 million cases and over 6.6 million people have died. While the infection and death rates have reduced significantly since the peak of the pandemic, according to the most recent CDC data, in the U.S. the current 7-day average of weekly new cases is approximately 65,000, the 7-day average daily hospitalizations is approximately 5,000 and the 7-day average daily deaths is over 400.

Currently, there are few broadly effective treatment options for COVID-19. Further, the most common treatments that are currently being employed, were originally developed for other indications, and were not designed specifically against SARS-CoV-2, and therefore may have limited effectiveness. In addition, the orally-available anti-viral treatment developed by Pfizer has limitations as it requires a combination therapy with an antiretroviral drug commonly used to treat HIV and is known to have challenging side effects.

The market for orally delivered COVID-19 treatments that are effective against multiple variants of the virus, with limited side effects would be significant.

Competition

Competition in the COVID-19 treatment and prevention market is fierce, with hundreds of therapies and vaccines currently in development. There are currently a number of preventative vaccines that have received regulatory approvals globally. While these vaccines have been effective in reducing the spread of COVID-19, there remain challenges regarding persistence and viral escape as well as the resistance to vaccination by a significant portion of the population and also the difficulty in vaccinating and boosting the world population. Further, the current leading treatment is the orally-available combination protease-inhibitor-antiretroviral Paxlovid, developed by Pfizer. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and vaccines and new therapies and vaccines that may become available in the future. While we believe that our proprietary compounds for treating COVID-19 and scientific expertise in the field of synthetic chemistry provide us with competitive advantages, we face potential competition from various sources, including larger and better-funded pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions.

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

Employees

As of October 31, 2022, we had five employees, four full-time and one part time, working for our Company and subsidiaries. In addition, we work with research teams at Moffitt, Cleveland Clinic, and MolGenie, as well as their subcontractors, to develop each of our projects.

Summary Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Report and the other reports and documents filed by us with the SEC.

Risks Relating to Our Financial Condition and Operations

●	We have a history of losses and may incur additional losses in the future.
●	We will need additional funding in the future which may not be available on acceptable terms, or at all, and, if available, may result in dilution to our stockholders.
●	We may have difficulty in raising capital and may consume resources faster than expected.

Risks Related to our Research & Development, Clinical and Commercialization Activities

●	Our therapeutic and vaccine programs are pre-revenue, and subject to the risks of an early stage biotechnology company.
●	Our current business model relies on strategic collaborations with commercial partners to provide the resources and infrastructure to manufacture and ultimately market and/or sell our technologies. We may have difficulty in timing the establishment of these partnerships to achieve the greatest economic benefit for the Company, or in establishing these partnerships at all.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
●	We have never generated any revenue from biotechnology and pharmaceutical product sales and our biotechnology and pharmaceutical products may never be profitable.
●	The therapeutics and vaccines that we are developing are novel and present significant challenges to successfully reaching market.
●	While pre-clinical testing of our product candidates has been positive, we may experience unfavorable results and unforeseen delays once we commence human clinical trials.
●	We are dependent on third parties to conduct our pre-clinical and clinical trials.
●	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

Risks Related to our Intellectual Property

●	We rely on licenses from Wistar for our CAR-T technology and Cleveland Clinic for our breast and ovarian cancer vaccine technologies, and if we lose any of these licenses it may remove or limit our ability to develop and commercialize products and technology covered by these license agreements and we may be subjected to future litigation.

Risks Related to our Common Stock

●	The issuance or sale of shares in the future, including in connection with our current “at the market offering” program, to raise money or for strategic purposes could reduce the market price of our common stock.
●	We have issued a significant number of securities pursuant to our incentive plans and may continue to do so in the future. The vesting and, if applicable, exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock.

Risks Related to the COVID-19 Pandemic

●	Our business activities, including our clinical trials, may be delayed or otherwise adversely affected by the ongoing COVID-19 pandemic.

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

On a cumulative basis we have sustained substantial losses and negative cash flows from operations since our inception. As of October 31, 2022, our accumulated deficit was approximately $218,385,000. As of October 31, 2022, we had approximately $29,687,000 in cash, cash equivalents and short-term investments, and working capital of approximately $28,163,000. In fiscal year 2022, we incurred losses of approximately $13,771,000 and we experienced negative cash flows from operations of approximately $6,492,000. We expect to continue incurring material research and development and general and administrative expenses in connection with our operations. As a result, we anticipate that we will incur losses in the future.

We will need additional funding in the future which may not be available on acceptable terms, or at all, and, if available, may result in dilution to our stockholders.

Based on currently available information as of January 4, 2023, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our activities for the next 12 months. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents and short-term investments are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. We may seek to obtain working capital through sales of our equity securities, including through our current “at the market offering” program, or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders. Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

We may have difficulty in raising capital and may consume resources faster than expected.

We currently do not generate any revenue from our therapeutics or vaccines nor do we generate any other recurring revenues and as of October 31, 2022, the Company had approximately $29,687,000 in cash, cash equivalents and short-term investments. Therefore, we have a limited source of cash to meet our future capital requirements, which may include the expensive process of obtaining FDA approvals for our CAR-T ovarian cancer therapeutic, our breast and ovarian cancer vaccines and our COVID-19 therapy. We do not expect to generate significant revenues for the foreseeable future, which would leave us without resources to continue our operations and force us to resort to raising additional capital in the form of equity or debt financings, which may not be available to us. We may have difficulty raising needed capital in the near or longer term as a result of, among other factors, the very early stage of our therapeutics and vaccine businesses and our lack of revenues as well as the inherent business risks associated with an early stage, biotechnology company and present and future market conditions. Also, we may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. Our inability to raise funds could lead to decreases in the price of our common stock and the failure of our therapeutics and vaccine businesses which would have a material adverse effect on the Company.

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

We have incurred net losses since our inception and we may never achieve or sustain profitability. Generally, losses incurred will carry forward until such losses expire (for losses generated prior to January 1, 2018) or are used to offset future taxable income, if any. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not completed a study to assess whether an ownership change for purposes of Section 382 or 383 has occurred, or whether there have been multiple ownership changes since our inception. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

Risks Related to our Research & Development, Clinical and Commercialization Activities

Our therapeutic and vaccine programs are pre-revenue, and subject to the risks of an early stage biotechnology company.

Since the Company’s primary focus for the foreseeable future will likely be our therapeutics and vaccine businesses, shareholders should understand that we are primarily an early stage biotechnology company with no history of revenue-generating operations, and our only assets consist of our proprietary and licensed technologies and the know-how of our officers and employees. Therefore we are subject to all the risks and uncertainties inherent in a new business, in particular new businesses engaged in CAR-T cancer therapeutics, cancer vaccines and anti-viral therapeutics, as well as whether our current business plan is sound. Our CAR-T ovarian cancer therapeutic, our breast and ovarian cancer vaccines and our COVID-19 treatment are in their early stages of development, and we still must establish and implement many important functions necessary to commercialize the technologies.

Accordingly, you should consider the Company’s prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in their pre-revenue generating stages, particularly those in the biotechnology field. Shareholders should carefully consider the risks and uncertainties that a business with no operating history will face. In particular, shareholders should consider that there is a significant risk that we will not be able to:

●	complete studies that successfully identify one or more clinical candidates to treat COVID-19;
●	successfully complete animal studies necessary to submit an IND application to the FDA for our COVID-19 treatment;
●	successfully enroll sufficient numbers of qualified patients to participate in our clinical trials;
●	obtain sufficient quantity and quality of materials manufactured for use in our clinical trials;
●	successfully meet the primary endpoints in our clinical trials;
●	implement or execute our current business plan;
●	raise sufficient funds in the capital markets or otherwise to fully effectuate our business plan;
●	maintain our management team;
●	determine that the processes and technologies that we have developed or will develop are commercially viable; and/or
●	attract, enter into or maintain contracts with potential commercial partners such as licensors of technology and suppliers or licensees of our technologies.

Any of the foregoing risks may adversely affect the Company and result in the failure of our business. In addition, we expect to encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. Over the next several quarters, we will need to broaden our focus from a research and development company to a company capable of supporting clinical trials and commercial activities, or enter into collaborations with partners that may provide those capabilities. We may not be able to reach such achievements, which would have a material adverse effect on our Company.

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

We will face an inherent risk of product liability as a result of the ongoing and upcoming human clinical testing and commercialization of our product candidates. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our product candidates;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	initiation of investigations by regulators;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to clinical trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of potential revenue;
●	exhaustion of any available insurance and our capital resources;
●	the inability to commercialize any product candidate; and
●	a decline in our share price.

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

We are in the discovery stage of developing our COVID-19 treatment and our ovarian cancer vaccine technology and in the clinical stage with our CAR-T therapeutic technology and with our breast cancer vaccine technology. Our ability to generate revenue depends in large part on our ability, alone or with partners, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenues from sales of such products for the foreseeable future. Our ability to generate future revenues from product sales of our technologies depends heavily on our success in:

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

We have not initiated clinical trials for our product candidates other than our breast cancer vaccine and our CAR-T ovarian cancer therapeutic, for which we have limited human clinical data, and we may not be able to commence clinical trials on the time frames we expect. As our discovery stage product candidates have only been tested in animals and our clinical stage candidates currently have limited human data, we face significant uncertainty regarding how effective and safe they will be in human patients and the results from pre-clinical studies may not be indicative of the results of clinical trials. Pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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

We are dependent on third parties to conduct our pre-clinical studies and clinical trials.

We depend and will continue to depend upon independent investigators and collaborators, such as universities, medical institutions, and strategic partners such as Moffitt for our CAR-T therapy, Cleveland Clinic for our breast and ovarian cancer vaccines and MolGenie, as well as other European partners, for our COVID-19 therapy to conduct our pre-clinical studies and clinical trials under agreements with us. Negotiations of budgets and contracts with study sites may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities could require us to perform additional clinical trials before approving our marketing applications. It is possible that, upon inspection, such regulatory authorities could determine that any of our clinical trials fail to comply with the cGCP regulations. In addition, our clinical trials must be conducted with biologic product produced under current good manufacturing practices, or cGMPs, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with these third parties, we cannot control whether they devote sufficient time and resources to our ongoing pre-clinical, clinical and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

In particular, our CAR-T ovarian cancer clinical trial is enrolling patients with late stage ovarian cancer who have failed conventional treatment, and are willing and able to be treated at Moffitt. Our first breast cancer vaccine clinical trial is enrolling patients who have undergone standard of care treatment for TNBC. Our second breast cancer vaccine clinical trial is enrolling healthy women who, as a result of testing positive for the BRCA1 gene mutation which is a leading predictor of future incidence of breast cancer, have elected to have prophylactic mastectomies. These potential trial participants must be willing and able to undergo treatment at the Cleveland Clinic.

Our clinical trials will compete with other companies’ clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our clinical trials may instead opt to enroll in a trial being conducted by one of our competitors. We expect to conduct our clinical trials at the same clinical trial sites that some of our competitors may use, which will reduce the number of patients who are available for our clinical trial in these clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use experimental therapies that use conventional technologies, such as chemotherapy and antibody therapy, rather than enroll patients in our clinical trials. Patients may also be unwilling to participate in our clinical trials because of negative publicity from adverse events in the biotechnology or gene therapy industries.

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

In one of our breast cancer vaccine clinical trials, we will treat healthy women who, as a result of testing positive for the BRCA1 gene mutation, have elected to have prophylactic mastectomies. Delivering an experimental treatment to a healthy individual is more complex and subject to more rigorous regulatory requirements and is more difficult to design and implement. In addition, in future clinical trials we will need to determine efficacy of the breast cancer vaccine as a cancer prevention which will be a considerably more complex clinical trial and will have significantly greater costs.

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

Gene-modified cell therapy manufacturing requires many specialty raw materials, some of which are manufactured by small companies with limited resources and experience to support a commercial product. Some suppliers typically support biomedical researchers or blood-based hospital businesses and may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms. The suppliers may be ill-equipped to support our needs, especially in non-routine circumstances like FDA inspections or medical crises, such as widespread contamination. We also do not have commercial supply arrangements with many of these suppliers, and may not be able to contract with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key raw materials to support clinical or commercial manufacturing.

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

We have not previously submitted a Biologics License Application (“BLA”) or a New Drug Application (“NDA”) to the FDA, or similar approval filings to other foreign authorities. A BLA or NDA must include extensive pre-clinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency for each desired indication. It must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of T-cell therapies and vaccines for cancer. The regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

We may also experience delays in completing planned clinical trials for a variety of reasons, including delays related to:

●	the availability of financial resources to commence and complete our planned clinical trials;
●	reaching agreement on acceptable terms with prospective clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;
●	recruiting suitable patients to participate in a clinical trial;
●	having patients complete a clinical trial or return for post-treatment follow-up;
●	clinical trial sites deviating from clinical trial protocol, failing to follow cGCPs, or dropping out of a clinical trial;
●	adding new clinical trial sites; or
●	manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a subject by subject basis for use in clinical trials.

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

Our ability to compete and to achieve sustained profitability will be impacted by our ability to protect our CAR-T cancer therapeutics technologies, our breast cancer vaccine technologies, our ovarian cancer vaccine technologies, our COVID-19 therapeutic technologies and other proprietary discoveries and technologies. We expect to rely on a combination of patent protection, copyrights, trademarks, trade secrets, know-how, and regulatory approvals to protect our technologies. Our intellectual property strategy is intended to help develop and maintain our competitive position. While we have been granted multiple patents related to our technologies, there is no assurance that we will be able to obtain further patent protection for our technologies or any other technologies, nor can we be certain that the steps we will have taken will prevent the misappropriation and unauthorized use of our technologies. If we are not able to obtain and maintain patent protection our competitive position may be harmed, including our ability to license any product if we choose to have other parties commercialize them.

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

Many companies have encountered significant problems in protecting and defending intellectual property in foreign jurisdictions. The legal systems of certain countries, particularly China and certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. To date, we have not sought to enforce any issued patents in these foreign jurisdictions. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. The requirements for patentability may differ in certain countries, particularly developing countries. Furthermore, generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of our or our licensors’ patents, requiring us or our licensors to engage in complex, lengthy and costly litigation or other proceedings. Certain countries in Europe and developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Risks Related to Our Common Stock

The issuance or sale of shares in the future to raise money or for strategic purposes could reduce the market price of our common stock.

In the future, we may issue securities to raise cash for operations, to pay down then existing indebtedness, as consideration for the acquisition of assets, as consideration for receipt of goods or services, to pay for the development of our CAR-T cancer therapeutics, to pay for the development of our breast cancer vaccine, to pay for the development of our ovarian cancer vaccine, to pay for the development of our COVID-19 therapeutic and for acquisitions of companies. We have an at-the-market equity offering under which, as of January 4, 2022 we may issue up to approximately $100 million of common stock, which is currently effective and under which we have not yet sold any shares, and which may remain available to us in the future. We also have and in the future may issue securities convertible into our common stock. Any of these events may dilute stockholders’ ownership interests in our company and have an adverse impact on the price of our common stock.

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

As of the date of this Report, we have issued and outstanding options to purchase 11,621,500 shares of our common stock with a weighted average exercise price of $3.58. Further, as of the date of this Report, our Board of Directors and Compensation Committee have the authority to issue awards totaling an additional 875,000 shares of our common stock which is replenished on a yearly basis in accordance with the provisions of our plan. Additionally, we have registered for resale all of the shares of common stock issuable under our incentive plans. Because the market for our common stock is thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common stock. Furthermore, the mere existence of a significant number of shares of common stock issuable upon vesting and, if applicable, exercise of these securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common stock.

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

Risks related to the COVID-19 pandemic

Our business activities may be adversely affected by the ongoing COVID-19 pandemic.

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

While the Company and its partners are not currently experiencing significant negative impact of COVID-19, there can be no assurance that the current situation will continue. Further, events such as natural disasters and public health emergencies divert our attention away from normal operations and limited resources. Our inability to timely resume normal operations following any pandemic disruption could adversely affect our business, financial condition or results of operations in a material manner.

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

Holders

As of January 3, 2023, the approximate number of record holders of our common stock was 314 and the closing price of our common stock was $4.19 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

No cash dividends have been paid on our common stock since our inception. We have no present intention to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three months ended October 31, 2022, the Company issued an aggregate of 7,986 unregistered shares of our common stock to a company in payment of investor relations services. The common stock was issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act as they were issued in a private transaction to investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In reviewing Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should refer to our Consolidated Financial Statements and the notes related thereto.

Results of Operations

Fiscal Year ended October 31, 2022 compared with Fiscal Year ended October 31, 2021

Revenue

In fiscal year 2021, we recorded revenue of approximately $512,000 from one license agreement related to our encrypted audio/video conference calling technology. The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, and covenant not to sue. Pursuant to the terms of the agreement, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services. Accordingly, the performance obligations from the license were satisfied and 100% of the revenue was recognized upon execution of the license agreement. We did not have any revenue in fiscal year 2022.

Over the past several years, our revenue, if any, was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation. As part of our legacy operations, the Company remains engaged in limited patent licensing activities regarding our liquid biopsy platform, as well as in the area of encrypted audio/video conference calling. We do not expect these activities to be a significant part of the Company’s ongoing operations, nor do we expect these activities to require material financial resources or attention of senior management.

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

We did not have any inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion activities in fiscal year 2022.

Research and Development Expenses

Research and development expenses incurred in fiscal year 2022 associated with each of our development programs consisted of approximately $2,765,000 for CAR-T therapeutics, approximately $2,514,000 for cancer vaccines, and approximately $1,424,000 for anti-viral therapeutics.

Research and development expenses are related to the development of our cancer therapeutic and vaccine programs, and our anti-viral drug program, and increased by approximately $513,000 to approximately $6,703,000 in fiscal year 2022, from approximately $6,190,000 in fiscal year 2021. The increase in research and development expenses was primarily due to an increase in employee compensation and related costs, other than stock option compensation expense, of approximately $731,000, an increase in outside research and development related to our development programs of approximately $170,000 and an increase in license fees of approximately $140,000, offset by a decrease in employee stock option compensation expense of approximately $562,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $99,000 to approximately $7,172,000 in fiscal year 2022, from approximately $7,073,000 in fiscal year 2021. The increase in general and administrative expenses was principally due to an increase in employee compensation and related costs, other than stock option compensation expense, of approximately $593,000, an increase in investor and public relations expense of approximately $421,000, and an increase in professional fees of approximately $235,000, offset by a decrease in director compensation of approximately $664,000, a decrease in employee stock option compensation expense of approximately $356,000, a decrease in patent expense of approximately $71,000 and a decrease in consultant stock option expense of approximately $57,000.

Interest Income

Interest income increased to approximately $104,000 in fiscal year 2022 compared to approximately $2,000 in fiscal year 2021, due to an increase in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, increased by approximately $2,000 to approximately $176,000 in fiscal year 2022, from approximately $174,000 in fiscal year 2021, as Certainty’s net loss increased.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of January 4, 2023, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. Under our at-the-market equity program which is currently effective and may remain available for us to use in the future, as of October 31, 2022, we may sell up to $100 million of common stock. We did not sell any shares under our at-the-market equity program during the fiscal year ended October 31, 2022. We may seek to obtain working capital during our fiscal year 2023 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the fiscal year ended October 31, 2022, cash used in operating activities was approximately $6,492,000. Cash used in investing activities was approximately $10,278,000, resulting from the purchase of short-term investments of approximately $22,486,000, which was offset by the proceeds on maturities of short-term investments of approximately $11,758,000. Cash provided by financing activities was approximately $452,000, resulting proceeds from exercise of stock options of approximately $439,000 and proceeds from the sale of common stock pursuant to employee stock purchase plan of approximately $13,000. As a result, our cash, cash equivalents, and short-term investments at October 31, 2022 decreased approximately $6,040,000 to approximately $29,687,000 from approximately $35,727,000 at the end of fiscal year 2021.

We have expected future cash obligations related to the lease of our offices through 2026, estimated at approximately $268,000.

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

The Black-Scholes pricing model and the Monte Carlo Simulation we use to estimate fair values requires valuation assumptions of expected term, expected volatility, risk-free interest rates and expected dividend yield. The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. For employees we use the simplified method, which is a weighted average of the vesting term and contractual term, to determine expected term. The simplified method was adopted since we do not believe that historical experience is representative of future performance because of the impact of the changes in our operations. For consultants we use the contract term for expected term. We estimate the expected volatility of our shares of common stock based upon the historical volatility of our share price over a period of time equal to the expected term of the grants. We estimate the risk-free interest rate based on the implied yield available on the applicable grant date of a U.S. Treasury note with a term equal to the expected term of the underlying grants. We made the dividend yield assumption based on our history of not paying cash dividends and our expectation not to pay dividends in the future.

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

Item 8. Financial Statements and Supplementary Data.

See accompanying “Index to Consolidated Financial Statements.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our President, Chief Operating Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our President, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of fiscal year 2022.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of October 31, 2022. In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a permanent exemption of the Commission that permits the Company to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2022 has not been audited by our auditors, Haskell & White LLP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders scheduled for March 9, 2023 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2022, and will be incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders scheduled for March 9, 2023 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2022, and will be incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders scheduled for March 9, 2023 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2022, and will be incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders scheduled for March 9, 2023 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2022, and will be incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders scheduled for March 9, 2023 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2022, and will be incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)(2) Financial Statement Schedules

See accompanying “Index to Consolidated Financial Statements.”

(b) Exhibits

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and Form S-3, dated February 11, 2014.)
3.2	Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.2 to our Form 10-K for the fiscal year ended October 31, 2013.)
3.3	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated September 4, 2014.)
3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated September 10, 2014.)
3.5	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated June 25, 2015.)
3.6	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended April 30, 2018.)
3.7	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated October 1, 2018.)
3.8	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated August 13, 2020.)
3.9	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.8 to our Form 10-K for the fiscal year ended October 31, 2019.)
3.10	Amendment to the Amended and Restated Bylaws of the Company. (Incorporated by reference to our Form 8-K, dated April 2, 2021.)
4.1	Form of Underwriter Warrants. (Incorporated by reference to Exhibit 4.1 to our Form 8-K, dated March 24, 2021.)

4.2	Description of the Company’s Securities Registered under Section 12 of the Exchange Act (Incorporated by reference to the description of our common stock contained in our Current Report on Form 8-K filed on March 31, 2014.)
10.1	2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 20, 2010.)
10.2	Amendment No. 1 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 7, 2011.)
10.3	Amendment No. 2 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 5, 2012.)
10.4	Amendment No. 3 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended January 31, 2014.)
10.5	2018 Share Incentive Plan. (Incorporated by reference to Exhibit 4.13 to our Form S-8 dated October 1, 2018.)
10.6	License Agreement, dated November 13, 2017, between Certainty Therapeutics, Inc. and The Wistar Institute of Anatomy and Biology. (Incorporated by reference to Exhibit 10.14 to our Form 10-K, dated January 9, 2018.) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)
10.7	Amendment to License Agreement between Certainty Therapeutics, Inc. and The Wistar Institute of Anatomy and Biology. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended January 31, 2021.) (Certain information has been redacted in the marked portions of the exhibit.)
10.8	Amended and Restated Master Collaboration Agreement, dated November 1, 2021, between Certainty Therapeutics, Inc. and H. Lee Moffitt Cancer Center and Research Institute, Inc. (Incorporated by reference to Exhibit 10.8 to our Form 10-K for the fiscal year ended October 31, 2021.)
10.9	Exclusive License Agreement, dated July 8, 2019, between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended July 31, 2019.) (Certain information has been redacted in the marked portions of the exhibit.)
10.10	Collaboration Agreement, dated April 14, 2020, between the Company and OntoChem GmbH. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended April 30, 2020.) (Certain information has been redacted in the marked portions of the exhibit.)
10.11	Amendment to Collaboration Agreement between the Company and OntoChem GmbH. (Incorporated by reference to Exhibit 10.13 to our Form 10-K, for the fiscal year ended October 31, 2020.)
10.12	Assignment Agreement dated May 1, 2021, between the Company, OntoChem GmbH and MolGenie GmbH. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended April 30, 2021.)
10.13	Amendment 2 to the Collaboration Agreement between the Company and MolGenie GmbH. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended April 30, 2021.) (Certain information has been redacted in the marked portions of the exhibit.)
10.14	Exclusive License Agreement, dated October 20, 2020, between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.14 to our Form 10-K, for the fiscal year ended October 31, 2020.) (Certain information has been redacted in the marked portions of the exhibit.)
10.15	Amendment No. 1 to Exclusive License Agreement between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended July 31, 2022.) (Certain information has been redacted in the marked portions of the exhibit.)
10.16	Joint Development and Option Agreement, dated January 26, 2021, between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended January 31, 2021.) (Certain information has been redacted in the marked portions of the exhibit.)
10.17	Form of Controlled Equity OfferingSM Sales Agreement (Incorporated by reference to Exhibit 10.1 to our Form S-3 dated September 9, 2022)
14	Code of Conduct (Incorporated by reference to Exhibit 14 to our Form 10-K, for the fiscal year ended October 31, 2020.)
21	Subsidiaries of Anixa Biosciences, Inc. (Incorporated by reference to Exhibit 21 to our Form 10-K, for the fiscal year ended October 31, 2020.)
23.1	Consent of Haskell & White LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 4, 2023. (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 4, 2023. (Filed herewith.)
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 4, 2023. (Filed herewith.)
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 4, 2023. (Filed herewith.)

Item 16. Form 10-K Summary.

The Company has elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anixa Biosciences, Inc.

	By:	/s/ Amit Kumar
Dr. Amit Kumar
Chairman of the Board and
January 4, 2023		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Amit Kumar
Dr. Amit Kumar
Chairman of the Board and
Chief Executive Officer
January 4, 2023		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial
January 4, 2023		and Accounting Officer)

	By:	/s/ Lewis H. Titterton, Jr.
Lewis H. Titterton, Jr.
January 4, 2023		Director

	By:	/s/ Arnold Baskies
Dr. Arnold Baskies
January 4, 2023		Director

	By:	/s/ Emily Gottschalk
Emily Gottschalk
January 4, 2023		Director

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Anixa Biosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Anixa Biosciences, Inc. (the “Company”) as of October 31, 2022 and 2021, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended October 31, 2022, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2013

Irvine, California

January 4, 2023

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	October 31,	October 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$12,360	$29,128
Short–term investments	17,327	6,599
Prepaid expenses and other current assets	513	276
Total current assets	30,200	36,003

Operating lease right-of-use asset	212	254

Total assets	$30,412	$36,257

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$265	$136
Accrued expenses	1,726	1,095
Operating lease liability	46	39
Total current liabilities	2,037	1,270

Operating lease liability, non-current	175	220
Total liabilities	2,212	1,490

Commitments and contingencies (Note 7)
Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 30,913,902 and 30,050,894 shares issued and outstanding as of October 31, 2022 and 2021, respectively	309	301
Additional paid-in capital	247,123	239,927
Accumulated deficit	(218,385)	(204,790)
Total shareholders’ equity	29,047	35,438
Noncontrolling interest (Note 2)	(847)	(671)
Total equity	28,200	34,767

Total liabilities and equity	$30,412	$36,257

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended October 31,
	2022	2021

Revenue	$-	$512

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses	-	385
Research and development expenses (including non-cash share based compensation expenses of $3,635 and $4,166, respectively)	6,703	6,190
General and administrative expenses (including non-cash share based compensation expenses of $3,020 and $3,892, respectively)	7,172	7,073

Total operating costs and expenses	13,875	13,648

Loss from operations	(13,875)	(13,136)

Gain on disposal of property and equipment	-	6

Interest income	104	2

Net loss	(13,771)	(13,128)

Less: Net loss attributable to noncontrolling interest	(176)	(174)

Net loss attributable to common stockholders	$(13,595)	$(12,954)

Net loss per share:
Basic and diluted	$(0.45)	$(0.45)

Weighted average common shares outstanding:
Basic and diluted	30,374	28,579

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2022 AND 2021

(in thousands, except share data)

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

BALANCE, October 31, 2020	24,248,695	$242	$200,355	$(191,836)	$8,761	$(497)	$8,264

Stock option compensation to employees and directors	-	-	7,503	-	7,503	-	7,503
Expired restricted stock award to employee	(1,500,000)	(15)	15	-	-	-	-
Stock options and warrants issued to consultants	-	-	555	-	555	-	555
Common stock issued upon exercise of stock options	207,697	2	432	-	434	-	434
Common stock issued pursuant to employee stock purchase plan	2,377	-	6	-	6	-	6
Common stock issued in a public offering, net of offering expenses of $2,208	4,285,715	43	20,249	-	20,292	-	20,292
Common stock issued in an at-the-market offering, net of offering expenses of $341	2,806,410	29	10,805	-	10,834	-	10,834
Proceeds received on sale of common stock held by ZQX Advisors, LLC	-	-	7	-	7	-	7
Net loss	-	-	-	(12,954)	(12,954)	(174)	(13,128)

BALANCE, October 31, 2021	30,050,894	$301	$239,927	$(204,790)	$35,438	$(671)	$34,767

Stock option compensation to employees and directors	-	-	6,000	-	6,000	-	6,000
Stock options and warrants issued to consultants	-	-	655	-	655	-	655
Common stock issued upon exercise of stock options and warrants	827,619	8	431	-	439	-	439
Common stock issued to consultants	30,648	-	97	-	97	-	97
Common stock issued pursuant to employee stock purchase plan	4,741	-	13	-	13	-	13
Net loss	-	-	-	(13,595)	(13,595)	(176)	(13,771)

BALANCE, October 31, 2022	30,913,902	$309	$247,123	$(218,385)	$29,047	$(847)	$28,200

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended October 31,
	2022	2021
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(13,771)	$(13,128)
Stock option compensation to employees and directors	6,000	7,503
Stock options and warrants issued to consultants	655	555
Common stock issued to consultants	97	-
Gain on disposal of property and equipment	-	(6)
Amortization of operating lease right-of-use asset	42	60
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(237)	36
Accounts payable	129	(96)
Accrued expenses	631	193
Operating lease liability	(38)	(55)
Net cash used in operating activities	(6,492)	(4,938)

Cash flows from investing activities:
Disbursements to acquire short-term investments	(22,486)	(16,498)
Proceeds from maturities of short-term investments	11,758	12,539
Proceeds from sale of equipment	-	35
Proceeds received on sale of common stock by ZQX Advisors, LLC	-	7
Net cash used in investing activities	(10,728)	(3,917)

Cash flows from financing activities:
Proceeds from sale of common stock in a public offering, net of expenses	-	20,292
Proceeds from sale of common stock in an at-the-market offering, net of expenses	-	10,834
Proceeds from sale of common stock pursuant to employee stock purchase plan	13	6
Proceeds from exercise of stock options and warrants	439	434
Net cash provided by financing activities	452	31,566

Net (decrease) increase in cash and cash equivalents	(16,768)	22,711
Cash and cash equivalents at beginning of year	29,128	6,417
Cash and cash equivalents at end of year	$12,360	$29,128

Supplemental cash flow information:
Cash proceeds from interest income	$23	$2

Supplemental disclosure of non-cash investing activity:
Operating lease right-of-use asset	$-	$(259)

Supplemental disclosure of non-cash financing activities:
Operating lease liability	$-	$259
Fair value of warrants issued in connection with public offering	$-	$1,041

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. and its consolidated subsidiaries.

Anixa is a biotechnology company developing therapies and vaccines that are focused on critical unmet needs in oncology and infectious disease. Our vaccine programs include (i) the development of a preventative vaccine against triple negative breast cancer (“TNBC”), the most lethal form of breast cancer, as well other forms of breast cancer and (ii) the development of a preventative vaccine against ovarian cancer. Our therapeutics programs include (i) the development of a chimeric endocrine receptor T-cell therapy, a novel form of chimeric antigen receptor T-cell (“CAR-T”) technology, initially focused on treating ovarian cancer, which is being developed at our subsidiary, Certainty Therapeutics, Inc. (“Certainty”), and (ii) the development of anti-viral drug candidates for the treatment of COVID-19 focused on inhibiting certain protein functions of the virus.

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

Following the U.S. Food and Drug Administration’s (“FDA”) authorization to proceed with clinical trials in December 2020, in October 2021, we commenced dosing patients in a Phase 1 clinical trial of our breast cancer vaccine. This study, which is being funded by a U.S. Department of Defense grant, is a multiple-ascending dose Phase 1 trial to determine the maximum tolerated dose (“MTD”) of the vaccine in patients with early-stage, triple-negative breast cancer as well as monitor immune response. The study is being conducted at Cleveland Clinic and will consist of 18 to 24 patients who have completed treatment for early-stage, triple-negative breast cancer within the past three years and are currently tumor-free but at high risk for recurrence. During the course of the study, participants will receive three vaccinations, each two weeks apart, and will be closely monitored for side effects and immune response. Initial indications from preliminary analyses suggest that an immune response is being observed. In December 2022, we announced that we had reached the MTD. We are now expanding the MTD cohort and are vaccinating additional participants at that dose level. Upon completion of vaccination and follow-up tests of the expanded cohort, we will compile and analyze the data, and we anticipate presenting the complete immunological data from the trial at a scientific conference or similar setting in the second calendar quarter of 2023.

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

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2021, Cleveland Clinic was granted an award for our ovarian cancer vaccine technology by the National Cancer Institute’s (“NCI”) PREVENT program. The NCI is a part of the National Institutes of Health. The PREVENT program is a peer-reviewed agent development program designed to support pre-clinical development of innovative interventions and biomarkers for cancer prevention and interception towards clinical trials. The scientific and financial resources of the PREVENT program will be used for our ovarian cancer vaccine technology to perform virtually all pre-clinical research and development, manufacturing and IND-enabling studies. This work is being performed at NCI facilities, by NCI scientific staff and with NCI financial resources and will require no material financial expenditures by the Company, nor the transfer of any rights to the Company’s assets.

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

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), is advancing toward human clinical testing of the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer. We received authorization from the FDA in August 2021, to commence enrollment and treatment of patients in a Phase 1 clinical trial. We began patient recruitment for the trial in March 2022, and in August 2022, we treated the first patient in the trial. The treatment appears to have been well-tolerated by the patient, and we continue to monitor her condition. The process of recruiting additional patients is ongoing. This study is a dose-escalation trial with two arms based on injection method—intraperitoneal or intravenous—to determine the maximum tolerated dose in patients with recurrent epithelial ovarian cancer and to assess persistence, expansion and efficacy of the modified T-cells. The study is being conducted at Moffitt and will consist of 24 to 48 patients who have received at least two prior lines of chemotherapy. The study is estimated to be completed in two to four years depending on multiple factors including when maximum tolerated dose is reached, the rate of patient recruitment, and how long we maintain the two different injection methods.

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

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The screening process resulted in the identification of multiple compounds that could potentially disrupt critical enzymes of the virus, including the virus’ main protease, Mpro. Several of these compounds were synthesized and tested in in vitro biological assays. Upon completion of these biological assays, we identified two of the most promising compounds and tested them in animal models. In these animal studies, the two compounds were compared to Remdesivir, which at the time the assays were performed was the only anti-viral drug authorized by the FDA for COVID-19. The data showed that administration of the drugs to infected hamsters did not cause any noticeable adverse effects, and monitoring of weight and general animal behavior demonstrated comparable efficacy between each of our compounds and Remdesivir. Based on this promising data in the animal study, we directed our team to proceed to the next stage of drug development and we selected one of the compounds around which our team is performing combinatorial synthetic medicinal chemistry to evaluate whether potency can be increased and pharmacokinetics optimized. This work is ongoing.

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

While use of preventative vaccines is widespread throughout much of the developed world, we believe that there is and will continue to be a need for effective treatments for COVID-19. We believe that there are a number of factors that have limited the effectiveness, both in the near and long term, of the vaccines currently in use, including, but not limited to, vaccine persistence, viral escape and perceptions of long-term safety resulting in vaccine resistance. Furthermore, there are currently new anti-viral treatments, such as Pfizer’s Paxlovid, which is a combination therapy consisting of the protease-inhibitor nirmatrelvir and the antiretroviral ritonavir, that have been authorized for use in the U.S. As the main component of Pfizer’s treatment is a protease-inhibitor targeting Mpro, it is most similar to our compounds, and we therefore conducted a head-to-head analysis via a Fluorescence Resonance Energy Transfer (FRET) assay that tested the ability of the compounds to inhibit the function of Mpro. The results of this head-to-head in vitro analysis suggest that our compounds may be five times more effective at inhibiting Mpro than Pfizer’s nirmatrelvir.

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

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funding and Management’s Plans

Based on currently available information as of January 4, 2023, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. Under our at-the-market equity program which is currently effective and may remain available for us to use in the future, as of October 31, 2022, we may sell up to $100 million of common stock. We did not sell any shares under our at-the-market equity program during the year ended October 31, 2022. We may seek to obtain working capital during our fiscal year 2023 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Anixa Biosciences, Inc. and its wholly and majority owned subsidiaries. All intercompany transactions have been eliminated.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s 5% equity ownership in Certainty and is presented as a component of equity. The following table sets forth the changes in noncontrolling interest for the two years ended October 31, 2022 (in thousands):

Balance October 31, 2020	$(497)
Net loss attributable to noncontrolling interest	(174)
Balance October 31, 2021	(671)
Net loss attributable to noncontrolling interest	(176)
Balance October 31, 2022	$(847)

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

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development Expenses

Research and development expenses, consisting primarily of employee compensation, payments to third parties for research and development activities, including expenses related to clinical trials, and other direct costs associated with developing immuno-therapy drugs against cancer, developing anti-viral drug candidates for COVID-19, developing our breast cancer vaccine and developing our ovarian cancer vaccine, are expensed in the consolidated financial statements in the year incurred.

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

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$11,175	$-	$-	$11,175
Certificates of deposit:
Cash equivalents		1,000		1,000
Short term investments	-	13,700	-	13,700
U. S. treasury bills:
Short term investments	-	3,627	-	3,627
Total financial assets	$11,175	$18,327	$-	$29,502

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$28,949	$-	$-	$28,949
Certificates of deposit:
Short term investments	-	2,000	-	2,000
U. S. treasury bills:
Short term investments	-	4,599		4,599
Total financial assets	$28,949	$6,599	$-	$35,548

Our non-financial assets that are measured on a non-recurring basis are property and equipment and other assets which are measured using fair value techniques whenever events or changes in circumstances indicate a condition of impairment exists. The estimated fair value of prepaid expenses and other current assets, accounts payable and accrued expenses approximates their individual carrying amounts due to the short-term nature of these measurements. Cash equivalents are stated at carrying value which approximates fair value.

Cash Equivalents

Cash equivalents consists of highly liquid, short-term investments with original maturities of three months or less when purchased.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term Investments

At October 31, 2022 and 2021, we had certificates of deposit and United States treasury bills with maturities greater than 90 days and less than 12 months when acquired of $17,327 and $6,599, respectively, that were classified as short-term investments and reported at fair value.

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

We recorded stock-based compensation expense, related to service-based stock options granted to employees and directors, of approximately $3,463,000 and $3,531,000, during the years ended October 31, 2022 and 2021, respectively. Included in stock-based compensation cost for service-based options granted to employees and directors during the years ended October 31, 2022 and 2021 was approximately $2,788,000 and $1,841,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but not yet vested. As of October 31, 2022, there was unrecognized compensation cost related to non-vested service-based stock options granted to employees and directors of approximately $5,141,000, which will be recognized over a weighted-average period of 1 year.

For stock options that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation expense over the implied service period (median time to vest). On May 8, 2018, we issued market condition stock options to purchase 1,500,000 shares of common stock, to our Chairman, then-President and Chief Executive Officer, vesting at target trading prices of $5.00 to $8.00 per share before May 31, 2021, with implied service periods of three to seven months. The assumptions used in the Monte Carlo Simulation for the May 18, 2018 grant were stock price on date of grant and exercise price of $3.70, contract term of 10 years, expected volatility of 119.6% and risk-free interest rate of 2.97%. In October 2018, the first tranche of 500,000 shares of market condition options became exercisable upon achieving an average closing price above $5.00 per share for twenty consecutive trading days. The remaining tranches did not vest as of May 31, 2021 and expired.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 2021, our Chairman, then-President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer were awarded market condition stock options for 2,000,000 shares and 100,000 shares of common stock, respectively, that vest in four equal installments upon the Company’s share price achieving targets ranging from $5.00 to $8.00 per share, with implied service periods of three to fifteen months. The assumptions used in the Monte Carlo Simulation for the June 1, 2021 grants were stock price on date of grant and exercise price of $4.02, contract term of 10 years, expected volatility of 75% and risk-free interest rate of 1.62%. As of October 31, 2022, 500,000 options and 25,000 options granted to our Chairman, then-President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer, respectively, have vested.

We recorded stock-based compensation expense related to market condition stock options granted to employees of approximately $2,537,000 during the year ended October 31, 2022, which amount represented expense related to the amortization of compensation cost for stock options granted during the year ended October 31, 2021. We recorded stock-based compensation expense related to market condition stock options granted to employees of approximately $3,972,000 during the year ended October 31, 2021, which amount did not include any expense related to the amortization of compensation cost for stock options granted in prior periods. As of October 31, 2022, there was no unrecognized compensation cost related to market condition stock options granted to employees.

We recorded consulting expense, related to service-based stock options granted to consultants, during the years ended October 31, 2022 and 2021 of approximately $434,000 and $460,000, respectively. Included in stock-based consulting expense for the years ended October 31, 2022 and 2021 was approximately $434,000 and $103,000, respectively, related to compensation cost for stock options granted in prior periods but not yet vested. As of October 31, 2022, there was unrecognized consulting expense related to non-vested service-based stock options granted to consultants of approximately $466,000, which will be recognized over a weighted-average period of 1.2 years.

Fair Value Determination

We use the Black-Scholes pricing model in estimating the fair value of stock options granted to employees, directors and consultants which vest over a specific period of time. The stock options we granted during each of the years ended October 31, 2022 and 2021 consisted of awards with 5-year and 10-year terms that vest over 12 to 36 months.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the years ended October 31, 2022 and 2021:

	For the Year Ended October 31,
	2022	2021
Weighted average fair value at grant date Valuation assumptions:	$2.18	$2.93
Expected life (years)	5.76	5.66
Expected volatility	102.72%	109.02%
Risk-free interest rate	1.99%	0.69%
Expected dividend yield	0%	0%

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. For employees and directors, we use the simplified method, which is a weighted average of the vesting term and contractual term, to determine expected term. The simplified method was adopted since we do not believe that historical experience is representative of future performance because of the impact of the changes in our operations. For consultants we use the contract term for expected term. Under the Black-Scholes pricing model, we estimated the expected volatility of our shares of common stock based upon the historical volatility of our share price over a period of time equal to the expected term of the options. We estimated the risk-free interest rate based on the implied yield available on the applicable grant date of a U.S. Treasury note with a term equal to the expected term of the underlying grants. We made the dividend yield assumption based on our history of not paying cash dividends and our expectation not to pay dividends in the future.

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

Stock Award Compensation Expense

We account for stock awards granted to employees, directors and consultants in accordance with ASC 718. On May 8, 2018, a restricted stock award of 1,500,000 shares of common stock was granted to our Chairman, then-President and Chief Executive Officer. The restricted stock award was to vest in its entirety upon achievement of a target trading price of $11.00 per share of the Company’s common stock before May 31, 2021. The restricted stock award did not vest as of May 31, 2021 and expired. For restricted stock awards vesting upon achievement of a price target of our common stock we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest). The assumptions used in the Monte Carlo Simulation were stock price on date of grant of $3.70, contract term of 3.06 years, expected volatility of 128.8% and risk-free interest rate of 2.66%. We did not record any compensation expense related to the restricted stock award during the years ended October 31, 2022 and 2021. We did not issue any stock awards during the years ended October 31, 2022 and 2021. As of October 31, 2022, there was no unrecognized compensation cost related to the restricted stock awards.

Warrants

For warrants granted to consultants for services rendered we estimate the fair value using the Black-Scholes pricing model on the date of grant. During the years ended October 31, 2022 and 2021 we recorded consulting expense, based on the fair value, of approximately $221,000 and $96,000, respectively, for warrants granted to consultants.

Net Loss Per Share of Common Stock

In accordance with ASC 260, Earnings Per Share, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the years ended October 31, 2022 and 2021 were options to purchase 10,318,872 shares and 10,770,626 shares, respectively, and warrants to purchase 300,000 shares and 860,000 shares, respectively.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

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

Effect of Recently Issued Pronouncements

In January 2020, the FASB issued Accounting Standards Update 2020-01 (“ASU 2020-01”) Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in ASU 2020-01 clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. The amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

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

4. ACCRUED EXPENSES

Accrued liabilities consist of the following as of:

	October 31,
	2022	2021
Payroll and related expenses	$1,144	$492
Accrued royalty and contingent legal fees	577	577
Accrued other	5	26
	$1,726	$1,095

5. SHAREHOLDERS’ EQUITY

Stock Option Plans

During the year ended October 31, 2022, we had two stock option plans: the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”) which were adopted by our Board of Directors on July 14, 2010 and January 25, 2018, respectively. The 2018 Share Plan was approved by our shareholders on March 29, 2018.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended October 31, 2022, stock options to purchase 793,103 shares, net of 1,083,517 shares withheld on cashless exercises, were exercised with aggregate proceeds of approximately $439,000. During the year ended October 31, 2021, stock options to purchase 207,697 shares, net of 60,691 shares withheld on cashless exercises, were exercised with aggregate proceeds of approximately $434,000.

2010 Share Plan

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. On the first business day of each calendar year the aggregate number of shares available for future issuance is replenished such that 800,000 shares are available. The exercise price with respect to all of the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date. In accordance with the provisions of the 2010 Share Plan, the plan terminated with respect to the grant of future options on July 14, 2020. Information regarding the 2010 Share Plan for the two years ended October 31, 2022 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2020	1,907,534	$2.82
Exercised	(178,500)	$2.75
Expired	(10,400)	$4.57
Options Outstanding at October 31, 2021	1,718,634	$2.82
Exercised	(212,000)	$2.68
Expired	(5,134)	$3.63
Options Outstanding and Exercisable at October 31, 2022	1,501,500	$2.83	$4,156,000

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of October 31, 2022:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.67 - $2.27	477,500	3.78	$1.46
$2.58 - $3.13	515,000	2.38	$2.78
$3.46 - $5.30	509,000	5.54	$4.17

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 Share Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. On the first business day of each calendar year the maximum aggregate number of shares available for future issuance is replenished such that 2,000,000 shares are available. The exercise price with respect to all of the options granted under the 2018 Share Plan was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2022, the 2018 Share Plan had 605,134 shares available for future grants. Information regarding the 2018 Share Plan for the two years ended October 31, 2022 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2020	4,346,661	$3.69
Granted	4,490,000	$3.82
Exercised	(33,888)	$3.81
Expired	(1,392,781)	$3.70
Options Outstanding at October 31, 2021	7,409,992	$3.76
Granted	1,430,000	$2.74
Exercised	(22,620)	$3.15
Options Outstanding at October 31, 2022	8,817,372	$3.60	$17,644,000
Options Exercisable at October 31, 2022	5,219,039	$3.57	$10,331,000

The following table summarizes information about stock options outstanding under the 2018 Share Plan as of October 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.09-$3.87	5,347,372	7.41	$3.24	3,927,095	6.85	$3.40
$3.96-$5.30	3,470,000	7.98	$4.16	1,291,944	7.07	$4.09

Non-Plan Options

In addition to options granted under stock option plans, during the years ended October 31, 2012 and 2013, the Board of Directors approved the grant of stock options to certain employees and directors (the “Non-Plan Options”).

Information regarding the Non-Plan Options for the two years ended October 31, 2022 is as follows:

	Shares	Weighted Average Exercise Price Per Share
Options Outstanding at October 31, 2020	1,698,000	$2.58
Exercised	(56,000)	$2.58
Options Outstanding October 31, 2021	1,642,000	$2.58
Exercised	(1,642,000)	$2.58
Options Outstanding and Exercisable at October 31, 2022	-

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The plan was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018. During the years ended October 31, 2022 and 2021, employees purchased 4,741 and 2,377 shares, respectively, with aggregate proceeds of approximately $13,000 and $6,000, respectively.

Common Stock Purchase Warrants

On October 30, 2020 we issued a warrant, expiring on October 30, 2025, to purchase 60,000 shares of common stock at $2.06 per share, vesting over five months, to a consultant for investor relations services. We recorded consulting expense of approximately $96,000 during the year ended October 31, 2021, based on the fair value of the warrant recognized on a straight-line basis over the vesting period. On November 16, 2021, the warrant was exercised in full on a cashless basis and 25,484 shares were withheld as payment.

On November 1, 2021 we issued a warrant, expiring on October 30, 2026, to purchase 60,000 shares of common stock at $4.77 per share, vesting over five months, to a consultant for investor relations services. We recorded consulting expense of approximately $221,000 during the year ended October 31, 2022, based on the fair value of the warrant recognized on a straight-line basis over the vesting period. The warrant terminated in May 2022 upon termination of the consulting agreement.

As discussed in Note 3, in connection with the March 25, 2021 public offering, we issued to certain designees of the underwriter, as compensation, warrants to purchase 300,000 shares of common stock at $6.5625 per share, expiring on March 22, 2026.

Information regarding the Company’s warrants for the two years ended October 31, 2022 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Warrants Outstanding at October 31, 2020	560,000	$4.71
Issued	300,000	$6.56
Warrants Outstanding at October 31, 2021	860,000	$5.36
Issued	60,000	$4.77
Exercised	(60,000)	$2.06
Expired	(560,000)	$4.71
Warrants Outstanding and Exercisable at October 31, 2022	300,000	$6.56	$0

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the Company’s outstanding and exercisable warrants as of October 31, 2022:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.56	300,000	3.39	$6.56

ZQX Advisors, LLC

ZQX Advisors, LLC (“ZQX”) was an inactive joint venture in which we held a 19.5% interest, and which was dissolved during fiscal year 2021. The only assets of ZQX were shares of our common stock which were sold during fiscal year 2021, for which we received proceeds of approximately $6,000.

6. LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to an operating lease that was set to expire on September 30, 2021. Effective August 17, 2021, the lease was amended to extend the expiration date to September 30, 2024, with an option to extend the lease an additional two years. Our base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs. The amendment to the lease resulted in a right-of-use asset and lease liability of approximately $260,000 with a discount rate of 10%. Rent expense was approximately $66,000 and $64,000, respectively, for the years ended October 31, 2022 and 2021.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The remaining 47 month lease term as of October 31, 2022 for the Company’s lease includes the noncancelable period of the lease and the additional two-year option period that the Company believes it is reasonably certain to exercise. All right-of-use assets are reviewed for impairment when indications of impairment are present.

As of October 31, 2022, the annual minimum lease payments of our operating lease liability were as follows (in thousands):

For Years Ending October 31,	Operating Leases
2023	$66
2024	67
2025	70
2026	65
Total future minimum lease payments, undiscounted	268
Less: Imputed interest	47
Present value of future minimum lease payments	$221

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

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collaborative Research and License Commitments

As of October 31, 2022, our commitments under the collaborative and license agreements with Moffitt, Wistar, Cleveland Clinic and MolGenie for the year ending October 31, 2023 were approximately $70,000.

Impact of Coronavirus Pandemic

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

While the Company and its partners are not currently experiencing significant negative impact of COVID-19, there can be no assurance that the current situation will continue. Further, events such as natural disasters and public health emergencies divert our attention away from normal operations and limited resources. Our inability to timely resume normal operations following any pandemic disruption could adversely affect our business, financial condition or results of operations in a material manner.

8. INCOME TAXES

Income tax provision (benefit) consists of the following:

	Year Ended October 31,
	2022	2021
Federal:
Current	$-	$-
Deferred	(1,021,000)	604,000
State:
Current	-	-
Deferred	(350,000)	(129,000)
Adjustment to valuation allowance related to net deferred tax assets	1,371,000	(475,000)
	$-	$-

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2022 and 2021, are as follows:

	October 31,
	2022	2021
Long-term deferred tax assets:
Federal and state NOL and tax credit carryforwards	$22,196,000	$20,230,000
Deferred compensation	6,851,000	7,502,000
Intangibles	274,000	330,000
Other	281,000	219,000
Subtotal	29,602,000	28,281,000
Less: valuation allowance	(29,602,000)	(28,281,000)
Deferred tax asset, net	$-	$-

As of October 31, 2022, we had Federal tax net operating loss and tax credit carryforwards of approximately $91,947,000 and $1,614,000, respectively. At the federal level, businesses can carry forward their net operating losses indefinitely, but the deductions are limited to 80 percent of taxable income. Prior to the Tax Cuts and Jobs Act (TCJA) of 2017, businesses could carry losses forward for 20 years (without a deductibility limit). If the tax benefits relating to deductions of option holders’ income are ultimately realized, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of October 31, 2022, management has not determined the extent of any such limitations, if any.

We had California tax net operating loss carryforwards of approximately $42,712,000 as of October 31, 2022, available within statutory limits (expiring at various dates between 2023 and 2042), to offset future corporate taxable income and taxes payable, if any, under certain computations of such taxes.

We have provided a 100% valuation allowance against our deferred tax asset due to our current and historical pre-tax losses and the uncertainty regarding their realizability. The primary differences from the Federal statutory rate of 21% and the effective rate of 0% is attributable to expiring net operating losses and a change in the valuation allowance. The following is a reconciliation of income taxes at the Federal statutory tax rate to income tax expense (benefit):

	Year Ended October 31,
	2022		2021
Income tax benefit at U.S. Federal statutory income tax rate	(2,892,000)	(21.00%)	$(2,757,000)	(21.00%)
State income taxes	(962,000)	(6.98%)	(917,000)	(6.98%)
Permanent differences	14,000	0.10%	23,000	0.17%
Expiring net operating losses, credits and other	2,469,000	17.93%	4,126,000	31.43%
Change in valuation allowance	1,371,000	9.95%	(475,000)	(3.62%)
Income tax provision	$-	0.00%	$-	0.00%

During the two fiscal years ended October 31, 2022, we incurred no Federal and no State income taxes. We have no unrecognized tax benefits as of October 31, 2022 and 2021 and we account for interest and penalties related to income tax matters in general and administrative expenses. Tax years to which our net operating losses relate remain open to examination by Federal and California authorities to the extent which the net operating losses have yet to be utilized.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. SEGMENT INFORMATION

We follow the accounting guidance of ASC 280, Segment Reporting (“ASC 280”). Reportable operating segments are determined based on the management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in four reportable segments, each with different operating and potential revenue generating characteristics: (i) CAR-T Therapeutics, (ii) Cancer Vaccines, (iii) Anti-Viral Therapeutics and (iv) Other. The following represents selected financial information for our segments for the years ended October 31, 2022 and 2021:

	Year Ended October 31,
	2022	2021
Net income (loss):
CAR-T Therapeutics	$(5,776)	$(5,673)
Cancer Vaccines	(4,889)	(4,559)
Anti-Viral Therapeutics	(3,075)	(2,928)
Other	(31)	32
Total	$(13,771)	$(13,128)

Total operating costs and expenses	$13,875	$13,648
Less non-cash share-based compensation	(6,655)	(8,058)
Operating costs and expenses excluding non-cash share-based compensation	$7,220	$5,590

Operating costs and expenses excluding non-cash share based compensation:
CAR-T Therapeutics	$3,206	$2,422
Cancer Vaccines	2,355	1,642
Anti-Viral Therapeutics	1,634	1,080
Other	25	446
Total	$7,220	$5,590

	October 31,
	2022	2021
Total assets:
CAR-T Therapeutics	$16,921	$15,068
Cancer Vaccines	9,442	13,277
Anti-Viral Therapeutics	3,811	7,368
Other	238	544
Total	$30,412	$36,257

Operating costs and expenses excluding non-cash share-based compensation is the measurement the chief operating decision-maker uses in managing the enterprise.

The Company’s consolidated revenue of $512,000 and inventor royalties, contingent legal fees, litigation and licensing expense of $385,000, for the year ended October 31, 2021 were solely related to our patent licensing segment. All our revenue is generated domestically (United States) based on the country in which the licensee is located.

