Form 10-Q
period 2023-01-31
Anixa Biosciences Inc
filed 2023-03-17
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

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

On March 16, 2023 the registrant had outstanding 30,924,868 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	January 31, 2023	October 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$9,790	$12,360
Short-term investments	17,912	17,327
Receivables	147	47
Prepaid expenses and other current assets	256	466
Total current assets	28,105	30,200

Operating lease right-of-use asset	201	212
Total assets	$28,306	$30,412

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$110	$265
Accrued expenses	1,075	1,726
Operating lease liability	47	46
Total current liabilities	1,232	2,037

Operating lease liability, non-current	162	175
Total liabilities	1,394	2,212

Commitments and contingencies (Note 10)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 30,922,830 and 30,913,902 shares issued and outstanding as of January 31, 2023 and October 31, 2022, respectively	309	309
Additional paid-in capital	248,189	247,123
Accumulated deficit	(220,707)	(218,385)
Total shareholders’ equity	27,791	29,047
Noncontrolling interest (Note 2)	(879)	(847)
Total equity	26,912	28,200
Total liabilities and equity	$28,306	$30,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended January 31,
	2023	2022

Revenue	$-	$-

Operating costs and expenses:
Research and development expenses (including non-cash share-based compensation expenses of $505 and $1,276, respectively)	1,068	1,838
General and administrative expenses (including non-cash share-based compensation expenses of $558 and $1,078, respectively)	1,488	2,042
Total operating costs and expenses	2,556	3,880

Loss from operations	(2,556)	(3,880)

Interest income	202	1

Net loss	(2,354)	(3,879)

Less: Net loss attributable to noncontrolling interest	(32)	(50)

Net loss attributable to common shareholders	$(2,322)	$(3,829)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.08)	$(0.13)

Weighted average common shares outstanding:
Basic and diluted	30,921	30,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

FOR THE THREE MONTHS ENDED JANUARY 31, 2023 (UNAUDITED)

	Common Stock		Additional		Total	Non-
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity	controlling Interest	Total Equity

Balance, October 31, 2022	30,913,902	$309	$247,123	$(218,385)	$29,047	$(847)	$28,200
Stock option compensation to employees and directors	-	-	957	-	957	-	957
Stock options and warrants issued to consultants	-	-	81	-	81	-	81
Common stock issued to consultants	7,364	-	25	-	25	-	25
Common stock issued upon exercise of stock options	1,564	-	3	-	3	-	3
Net loss	-	-	-	(2,322)	(2,322)	(32)	(2,354)

Balance, January 31, 2023	30,922,830	$309	$248,189	$(220,707)	$27,791	$(879)	$26,912

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 (UNAUDITED)

	Common Stock		Additional		Total	Non-
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity	controlling Interest	Total Equity

Balance, October 31, 2021	30,050,894	$301	$239,927	$(204,790)	$35,438	$(671)	$34,767
Stock option compensation to employees and directors	-	-	2,135	-	2,135	-	2,135
Stock options and warrants issued to consultants	-	-	219	-	219	-	219
Common stock issued upon exercise of stock options and warrants	81,425	-	-	-	-	-	-
Net loss	-	-	-	(3,829)	(3,829)	(50)	(3,879)

Balance, January 31, 2022	30,132,319	$301	$242,281	$(208,619)	$33,963	$(721)	$33,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the three months ended January 31,
	2023	2022
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(2,354)	$(3,879)
Stock option compensation to employees and directors	957	2,135
Stock options and warrants issued to consultants	81	219
Common stock issued to consultants	25	-
Amortization of operating lease right-to-use asset	11	10
Change in operating assets and liabilities:
Receivables	(100)	-
Prepaid expenses and other current assets	210	(188)
Accounts payable	(155)	368
Accrued expenses	(651)	147
Operating lease liability	(12)	(9)
Net cash used in operating activities	(1,988)	(1,197)

Cash flows from investing activities:
Disbursements to acquire short-term investments	(7,835)	(3,499)
Proceeds from maturities of short-term investments	7,250	5,349
Net cash provided by (used in) investing activities	(585)	1,850

Cash flows from financing activities:
Proceeds from exercise of stock options	3	-
Net cash provided by financing activities	3	-

Net increase (decrease) in cash and cash equivalents	(2,570)	653
Cash and cash equivalents at beginning of period	12,360	29,128
Cash and cash equivalents at end of period	$9,790	$29,781

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

Following the U.S. Food and Drug Administration’s (“FDA”) authorization to proceed with clinical trials in December 2020, in October 2021, we commenced dosing patients in a Phase 1 clinical trial of our breast cancer vaccine. This study, which is being funded by a U.S. Department of Defense grant, is a multiple-ascending dose Phase 1 trial to determine the maximum tolerated dose (“MTD”) of the vaccine in patients with early-stage, triple-negative breast cancer as well as monitor immune response. The study is being conducted at Cleveland Clinic and will consist of 18 to 24 patients who have completed treatment for early-stage, triple-negative breast cancer within the past three years and are currently tumor-free but at high risk for recurrence. During the course of the study, participants will receive three vaccinations, each two weeks apart, and will be closely monitored for side effects and immune response. Initial indications from preliminary analyses suggest that an immune response is being observed. In December 2022, we announced that we had reached the MTD. We are currently compiling and analyzing the data collected to-date and anticipate presenting the immunological data at the annual meeting of the American Association for Cancer Research to be held in April 2023. Upon reaching MTD, we are now expanding the dose cohorts and are vaccinating additional participants. Further, we have commenced recruitment for participants in the second stage of our Phase 1 trial, that will include participants who have never had cancer, but carry certain genetic mutations that indicate a greater risk of developing TNBC in the future.

In November 2020, we executed a license agreement with Cleveland Clinic pursuant to which the Company was granted an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by Cleveland Clinic relating to certain ovarian cancer vaccine technology. This technology pertains to among other things, the use of vaccines for the treatment or prevention of ovarian cancers which express the anti-Mullerian hormone receptor 2 protein containing an extracellular domain (“AMHR2-ED”). In healthy tissue, this protein regulates growth and development of egg-containing follicles in the ovary. While expression of AMHR2-ED naturally and markedly declines during menopause, this protein is expressed at high levels in the ovaries of postmenopausal women with ovarian cancer. Researchers at Cleveland Clinic believe that a vaccine targeting AMHR2-ED could prevent the occurrence of ovarian cancer. We entered into a joint development agreement with Cleveland Clinic to advance this vaccine toward human clinical testing.

In May 2021, Cleveland Clinic was granted an award for our ovarian cancer vaccine technology by the National Cancer Institute’s (“NCI”) PREVENT program. The NCI is a part of the National Institutes of Health. The PREVENT program is a peer-reviewed agent development program designed to support pre-clinical development of innovative interventions and biomarkers for cancer prevention and interception towards clinical trials. The scientific and financial resources of the PREVENT program will be used for our ovarian cancer vaccine technology to perform virtually all pre-clinical research and development, manufacturing and IND-enabling studies. This work is being performed at NCI facilities, by NCI scientific staff and with NCI financial resources and will require no material financial expenditures by the Company, nor the transfer of any rights of the Company’s assets.

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

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), has begun human clinical testing of the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer. We received authorization from the FDA in August 2021, to commence enrollment and treatment of patients in a Phase 1 clinical trial. We began patient recruitment for the trial in March 2022, and in August 2022, we treated the first patient in the trial. The treatment appears to have been well-tolerated by the patient, and we continue to monitor her condition. The process of recruiting additional patients is ongoing. This study is a dose-escalation trial with two arms based on injection method—intraperitoneal or intravenous—to determine the maximum tolerated dose in patients with recurrent epithelial ovarian cancer and to assess persistence, expansion and efficacy of the modified T-cells. The study is being conducted at Moffitt and will consist of 24 to 48 patients who have received at least two prior lines of chemotherapy. The study is estimated to be completed in two to four years depending on multiple factors including when maximum tolerated dose is reached, the rate of patient recruitment, and how long we maintain the two different injection methods.

In April 2020, we entered into a collaboration with OntoChem GmbH (“OntoChem”) to discover and ultimately develop anti-viral drug candidates against COVID-19. Through this collaboration, we utilized advanced computational methods, machine learning, and molecular modeling techniques to perform in silico screening of over 1.2 billion compounds in chemical libraries (including publicly available compounds and OntoChem’s proprietary libraries) to evaluate if any of these compounds could disrupt one of two key enzymes of SARS-CoV-2, the virus that causes the disease COVID-19. In May 2021, OntoChem assigned its rights and obligations related to this collaboration to MolGenie GmbH (“MolGenie”), a company spun-out from OntoChem focused on drug discovery and development. As a result of the MolGenie spin-out, there was no change in the personnel working on our project, and the assignment caused no interruptions to the program’s development.

The screening process resulted in the identification of multiple compounds that could potentially disrupt critical enzymes of the virus, including the virus’ main protease, Mpro. Several of these compounds were synthesized and tested in in vitro biological assays. Upon completion of these biological assays, we identified two of the most promising compounds and tested them in animal models. In these animal studies, the two compounds were compared to Remdesivir, which at the time the assays were performed was the only anti-viral drug authorized by the FDA for COVID-19. The data showed that administration of the drugs to infected hamsters did not cause any noticeable adverse effects, and monitoring of weight and general animal behavior demonstrated comparable efficacy between each of our compounds and Remdesivir. Further, with the authorization of Pfizer’s anti-viral treatment Paxlovid, which is a combination therapy consisting of the protease-inhibitor nirmatrelvir—which targets the same protein as our compounds—and the antiretroviral ritonavir, we conducted a head-to-head analysis via a Fluorescence Resonance Energy Transfer (FRET) assay that tested the ability of the compounds to inhibit the function of Mpro. The results of this head-to-head in vitro analysis suggested that our compounds may be five times more effective at inhibiting Mpro than Pfizer’s nirmatrelvir. Based on these promising results, we selected one of the compounds around which our team has been performing combinatorial synthetic medicinal chemistry to evaluate whether potency can be increased and pharmacokinetics optimized. While our compounds show promise as an effective treatment, results of additional animal studies indicate that there is not sufficient oral bioavailability, and it is unclear whether an orally delivered treatment may be developed. We do not currently believe that there is a viable market for an injectable treatment given the current oral treatments available. Furthermore, we believe the needed additional investment in research for alternative delivery methods would divert resources from more promising projects. Therefore, on March 9, 2023, we decided to pause further development of our COVID-19 therapeutic. We continue to prosecute our U.S. patent applications of this technology and may decide to restart development at some time in the future.

Over the next several quarters, we expect the development of our vaccines and therapeutics to be the primary focus of the Company. As part of our legacy operations, the Company remains engaged in limited patent licensing activities regarding its liquid biopsy platform, as well as in the area of encrypted audio/video conference calling. We do not expect these activities to be a significant part of the Company’s ongoing operations nor do we expect these activities to require material financial resources or attention of senior management.

Over the past several years, our revenue was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation. We have not generated any revenue to date from our vaccine or therapeutics programs. In addition, while we pursue our vaccine and therapeutics programs, we may also make investments in and form new companies to develop additional emerging technologies. We do not expect to begin generating revenue with respect to any of our current vaccine or therapy programs in the near term. We hope to achieve a profitable outcome by eventually licensing our technologies to large pharmaceutical companies that have the resources and infrastructure in place to manufacture, market and sell our technologies as vaccines or therapeutics. The eventual licensing of any of our technologies may take several years, if it is to occur at all, and may depend on positive results from human clinical trials.

Funding and Management’s Plans

Based on currently available information as of March 16, 2023, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. Under our at-the-market equity program, as of January 31, 2023, we may sell up to $100 million of common stock. We did not sell any shares under our at-the-market equity program during the three months ended January 31, 2023. We may seek to obtain working capital during our fiscal year 2023 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and disclosures required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. The accompanying October 31, 2022 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by US GAAP. The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of January 31, 2023, and results of operations and cash flows for the interim periods represented. The results of operations for the three months ended January 31, 2023 are not necessarily indicative of the results to be expected for the year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity. The following table sets forth the changes in noncontrolling interest for the three months ended January 31, 2023 (in thousands):

Balance, October 31, 2022	$(847)
Net loss attributable to noncontrolling interest	(32)
Balance, January 31, 2023	$(879)

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

Our revenue arrangements provide for the payment, within 30 days of execution of the agreement, of contractually determined, one-time, paid-up license fees in settlement of litigation and in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. These arrangements typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by the Company, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. In such instances, the intellectual property rights granted have been perpetual in nature, extending until the expiration of the related patents. Pursuant to the terms of these agreements, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services. Licensees obtained control of the intellectual property rights they have acquired upon execution of the agreement. Accordingly, the performance obligations from these arrangements are satisfied and 100% of the revenues are recognized upon execution of the agreements.

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

Investment Policy

The Company’s investment policy is to acquire debt securities with fixed maturities and contractual cash flows that the Company has the positive intent and ability to hold to maturity. These securities are recorded at amortized cost, net of any applicable discount which is amortized to interest income, and are accounted for as held-to-maturity securities.

3. STOCK BASED COMPENSATION

The Company maintains stock equity incentive plans under which the Company grants incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

The compensation cost for service-based stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to four years. We recorded stock-based compensation expense related to service-based stock options granted to employees and directors of approximately $957,000 and $730,000 during the three months ended January 31, 2023 and 2022.

For stock options granted to employees and directors that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest). On June 1, 2021, our Chairman, then-President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer were awarded market condition stock options for 2,000,000 shares and 100,000 shares of common stock, respectively, that vest in four equal installments upon the Company’s share price achieving targets ranging from $5.00 to $8.00 per share, with implied service periods of three to fifteen months. We recorded market condition stock-based compensation expense during the three months ended January 31, 2023 and 2022 of $0 and approximately $1,405,000, respectively.

The compensation cost for service-based stock options granted to consultants is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to three years. We recorded stock-based consulting expense related to stock options granted to consultants of approximately $81,000 and $109,000 during the three months ended January 31, 2023 and 2022, respectively.

Stock Option Plans

During the three months ended January 31, 2023, we had two stock option plans: the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”), which were adopted by our Board of Directors on July 14, 2010 and January 25, 2018, respectively. The 2018 Share Plan was approved by our shareholders on March 29, 2018.

Stock Option Activity

During the three months ended January 31, 2023 and 2022, we granted options to purchase 1,505,000 shares and 30,000 shares of common stock, respectively, to employees and consultants, with exercise prices ranging from $4.19 to $4.81 per share, pursuant to the 2018 Share Plan. During the three months ended January 31, 2023 and 2022, stock options to purchase 2,372 shares of common stock, net of 808 shares withheld on a cashless exercise, and 100,000 shares of common stock, net of 53,091 shares withheld on a cashless exercise, respectively, were exercised with aggregate proceeds of approximately $3,000 and $0, respectively.

2010 Share Plan

The 2010 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. In accordance with the provisions of the 2010 Share Plan, the plan terminated with respect to the ability to grant future awards on July 14, 2020. Information regarding the 2010 Share Plan for the three months ended January 31, 2023 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2022	1,501,500	$2.83
Options outstanding and exercisable at January 31, 2023	1,501,500	$2.83	$2,312

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of January 31, 2023:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.67 - $2.27	477,500	3.5	$1.46
$2.58 - $3.13	515,000	2.1	$2.78
$3.46 - $5.30	509,000	5.3	$4.17

2018 Share Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. As of January 31, 2023, the 2018 Share Plan had 675,000 shares available for future grants. Information regarding the 2018 Share Plan for the three months ended January 31, 2023 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2022	8,817,372	$3.57
Granted	1,505,000	$4.29
Exercised	(2,372)	$3.24
Options outstanding at January 31, 2023	10,320,000	$3.70	$6,914
Options exercisable at January 31, 2023	5,641,812	$3.55	$4,626

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of January 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.09 - $3.87	5,345,000	7.2	$3.24	4,211,112	6.7	$3.37
$3.96 - $5.30	4,975,000	8.1	$4.20	1,430,700	6.7	$4.09

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan (the “ESPP”) which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The plan was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018. During the three months ended January 31, 2023 and 2022, no shares were purchased under the ESPP.

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

As of January 31, 2023, we also had warrants outstanding to purchase 300,000 shares of common stock at $6.56 per share, issued during fiscal year 2021 and expiring on March 22, 2026.

Information regarding the Company’s warrants for the three months ended January 31, 2023 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Warrants Outstanding at October 31, 2022	300,000	$6.56
Warrants Outstanding and Exercisable at January 31, 2023	300,000	$6.56	$0

The following table summarizes information about the Company’s outstanding and exercisable warrants as of January 31, 2023:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.56	300,000	3.1	$6.56

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of January 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$9,594	$-	$-	$9,594
Certificates of deposit:
Short-term investments	-	7,450		7,450
U.S. treasury bills:
Short-term investments	-	10,462	-	10,462
Total financial assets	$9,594	$17,912	$-	$27,506

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$11,175	$-	$-	$11,175
Certificates of deposit:
Cash equivalents	-	1,000	-	1,000
Short term investments	-	13,700	-	13,700
U.S. treasury bills:
Short-term investments	-	3,627	-	3,627
Total financial assets	$11,175	$18,327	$-	$29,502

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

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	January 31,	October 31,
	2023	2022
	(in thousands)
Payroll and related expenses	$461	$1,144
Accrued royalty and contingent legal fees	577	577
Accrued other	37	5
	$1,075	$1,726

6. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the three months ended January 31, 2023 and 2022, were stock options to purchase 11,821,500 and 10,700,626 shares, respectively, and warrants to purchase 300,000 and 360,000 shares, respectively.

7. EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

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

In May 2021, the FASB issued Accounting Standards Update 2021-04 (“ASU 2021-04”), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The guidance in ASU 2021-04 requires the issuer to treat a modification of an equity-classified written call option (the “option”) that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the option or as termination of the original option and issuance of a new option. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In October 2021, the FASB issued Accounting Standards Update 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments in this update should be applied prospectively and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

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

We have substantial net operating loss carryforwards for Federal and California income tax returns. These net operating loss carryforwards could be subject to limitations under Internal Revenue Code section 382, the effects of which have not been determined by the Company. We have no unrecognized income tax benefits as of January 31, 2023 and October 31, 2022 and we account for interest and penalties related to income tax matters, if any, in general and administrative expenses.

9.  LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to an operating lease that was to expire on September 30, 2021. Effective August 17, 2021, the lease was amended to extend the expiration date to September 30, 2024, with an option to extend the lease an additional two years. Our base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs. The amendment to the lease resulted in a right-of-use asset and lease liability of approximately $260,000 with a discount rate of 10%. Rent expense was approximately $17,000 and $17,000, respectively, for the three months ended January 31, 2023 and 2022.

For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments. The remaining 44-month lease term as of January 31, 2023 for the Company’s lease includes the noncancelable period of the lease and the additional two-year option period that the Company is reasonably certain to exercise. All right-of-use assets are reviewed for impairment when indications of impairment are present.

As of January 31, 2023, the annual minimum future lease payments of our operating lease liabilities were as follows (in thousands):

For years Ended October 31,	Operating Leases
2023	$49
2024	67
2025	70
2026	65
Total future minimum lease payments, undiscounted	251
Less: Imputed interest	42
Present value of future minimum lease payments	$209

10. COMMITMENTS AND CONTINGENCES

Litigation Matters

Other than lawsuits related to the enforcement of our patent rights, we are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

11. SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on the management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in four reportable segments, each with different operating and potential revenue generating characteristics: (i) CAR-T Therapeutics, (ii) Cancer Vaccines, (iii) Anti-Viral Therapeutics and (iv) Other. The following represents selected financial information for our segments for the three months ended January 31, 2023 and 2022 and as of January 31, 2023 and October 31, 2022 (in thousands):

	For the Three Months Ended January 31,
	2023	2022
Net loss:
CAR-T Therapeutics	$(911)	$(1,611)
Cancer Vaccines	(958)	(1,357)
Anti-Viral Therapeutics	(482)	(904)
Other	(3)	(7)
Total	$(2,354)	$(3,879)

Total operating costs and expenses	$2,556	$3,880
Less non-cash share-based compensation	(1,063)	(2,354)
Operating costs and expenses excluding non-cash share-based compensation	$1,493	$1,526
Operating costs and expenses excluding non-cash share based compensation expense:
CAR-T Therapeutics	$598	$669
Cancer Vaccines	588	480
Anti-Viral Therapeutics	305	372
Other	2	5
Total	$1,493	$1,526

	January 31, 2023	October 31, 2022
Total assets:
CAR-T Therapeutics	$11,318	$16,921
Cancer Vaccines	11,098	9,442
Anti-Viral Therapeutics	5,750	3,811
Other	140	238
Total	$28,306	$30,412

Operating costs and expenses excluding non-cash share-based compensation is the measurement the chief operating decision-maker uses in managing the enterprise.

12. SUBSEQUENT EVENT

On March 9, 2023, we paused further development of our COVID-19 anti-viral therapeutic program. While our compounds have shown promise in head-to-head in vitro analysis against Pfizer’s authorized oral treatment, results of additional animal studies indicate that there is not sufficient oral bioavailability, and it is unclear whether an orally delivered treatment may be developed. We do not currently believe that there is a viable market for an injectable treatment given the current oral treatments available. Furthermore, we believe the needed additional investment in research for alternative delivery methods would divert resources from more promising projects. We continue to prosecute our U.S. patent applications of this technology and may decide to restart development at some time in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 and the condensed consolidated financial statements included in this Report. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

GENERAL

We discuss the description of our business in the Notes to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three months ended January 31, 2023 compared with three months ended January 31, 2022

Revenue

We had no revenue during the three-month periods ended January 31, 2023 and 2022.

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

Research and Development Expenses

Research and development expenses incurred in the three months ended January 31, 2023 associated with each of our development programs consisted of approximately $436,000 for CAR-T therapeutics, approximately $468,000 for cancer vaccines and approximately $164,000 for anti-viral therapeutics. As of March 9, 2023, we paused further development of our COVID-19 anti-viral therapeutic program. While our compounds have shown promise in head-to-head in vitro analysis against Pfizer’s authorized oral treatment, results of additional animal studies indicate that there is not sufficient oral bioavailability, and it is unclear whether an orally delivered treatment may be developed. We do not currently believe that there is a viable market for an injectable treatment given the current oral treatments available. Furthermore, we believe the needed additional investment in research for alternative delivery methods would divert resources from more promising projects. We continue to prosecute our U.S. patent applications of this technology and may decide to restart development at some time in the future.

Research and development expenses are related to the development of our cancer therapeutics and vaccine programs and our anti-viral drug program, and decreased by approximately $770,000 to approximately $1,068,000 in the three months ended January 31, 2023, from approximately $1,838,000 in the three months ended January 31, 2022. The decrease in research and development expenses was primarily due to a decrease in employee stock option compensation expense of approximately $744,000, a decrease in outside research and development expense related to our COVID-19 therapeutic program of approximately $64,000, a decrease in professional fees of approximately $32,000 and a decrease in consultant stock option expense of approximately $27,000, offset by an increase in employee compensation and related costs, other than stock option compensation expense, of approximately $74,000 and an increase in license fees of approximately $45,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $554,000 to approximately $1,488,000 in the three months ended January 31, 2023, from approximately $2,042,000 in the three months ended January 31, 2022. The decrease in general and administrative expenses was primarily due to a decrease in employee stock option compensation expense of approximately $439,000, a decrease in warrant expense of approximately $110,000, and a decrease in investor and public relations expense, excluding warrant expense, of approximately $105,000, offset by an increase in employee compensation and related costs, other than stock option compensation expense, of approximately $132,000.

Interest Income

Interest income increased by approximately $201,000 to approximately $202,000 in the three months ended January 31, 2023, from approximately $1,000 in the three months ended January 31, 2022. The increase in interest income was due primarily to increased interest rates on cash, cash equivalents and short-term investments.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, was approximately $32,000 and $50,000, respectively, in the three months ended January 31, 2023 and 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of March 16, 2023, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. Under our at-the-market equity program which is currently effective and may remain available for us to use in the future, as of January 31, 2023, we may sell up to $100 million of common stock. We did not sell any shares under our at-the-market equity program during the three months ended January 31, 2023. We may seek to obtain working capital during our fiscal year 2023 or thereafter through sales of our equity securities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the three months ended January 31, 2023, cash used in operating activities was approximately $1,988,000. Cash used in investing activities was approximately $585,000, resulting from the purchases of short-term investments totaling approximately $7,835,000, which was offset by the proceeds on maturities of short-term investments of approximately $7,250,000. Cash provided by financing activities was approximately $3,000, from proceeds of stock option exercises. As a result, our cash, cash equivalents, and short-term investments at January 31, 2023 decreased approximately $1,985,000 to approximately $27,702,000 from approximately $29,687,000 at the end of fiscal year 2022.

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

We believe that, of the significant accounting policies discussed in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, the following accounting policies require our most difficult, subjective or complex judgments:

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

EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

We do not believe that any of the recently issued accounting pronouncements will have a material effect on the Company’s consolidated financial statements. See Note 7 of the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of January 31, 2023, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13(a)-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.

There was no change in our internal control over financial reporting during the first quarter of fiscal year 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Other than lawsuits related to the enforcement of our patent rights, we are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended January 31, 2023, the Company issued an aggregate of 7,364 shares of our common stock to companies in payment of investor relations services. The common stock was issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act as they were issued to recipients, without a view to distribution, and were not issued through any general solicitation or advertisement.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 17, 2023.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 17, 2023.
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 17, 2023.
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 17, 2023.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXA BIOSCIENCES, INC.

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman and Chief Executive Officer
March 17, 2023		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial and
March 17, 2023		Accounting Officer)

