Form 10-Q
period 2023-04-30
Anixa Biosciences Inc
filed 2023-06-14
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

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

On June 14, 2023 the registrant had outstanding 30,975,703 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	April 30, 2023	October 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$5,620	$12,360
Short-term investments	21,356	17,327
Receivables	256	47
Prepaid expenses and other current assets	178	466
Total current assets	27,410	30,200

Operating lease right-of-use asset	189	212
Total assets	$27,599	$30,412

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$195	$265
Accrued expenses	1,293	1,726
Operating lease liability	49	46
Total current liabilities	1,537	2,037

Operating lease liability, non-current	149	175
Total liabilities	1,686	2,212

Commitments and contingencies (Note 10)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 30,958,665 and 30,913,902 shares issued and outstanding as of April 30, 2023 and October 31, 2022, respectively	310	309
Additional paid-in capital	249,496	247,123
Accumulated deficit	(222,995)	(218,385)
Total shareholders’ equity	26,811	29,047
Noncontrolling interest (Note 2)	(898)	(847)
Total equity	25,913	28,200

Total liabilities and equity	$27,599	$30,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	For the three months ended		For the six months ended
	April 30,		April 30,
	2023	2022	2023	2022

Revenue	$210	$-	$210	$-

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses	161	-	161	-
Research and development expenses (including non-cash stock-based compensation expenses of $492, $966, $998 and $2,243, respectively)	998	1,735	2,066	3,573
General and administrative expenses (including non-cash stock-based compensation expenses of $735, $779, $1,292 and $1,856, respectively)	1,611	1,854	3,099	3,896
Total operating costs and expenses	2,770	3,589	5,326	7,469

Loss from operations	(2,560)	(3,589)	(5,116)	(7,469)

Interest income	253	1	455	2

Net loss	(2,307)	(3,588)	(4,661)	(7,467)

Less: Net loss attributable to noncontrolling interest	(19)	(44)	(51)	(94)

Net loss attributable to common shareholders	$(2,288)	$(3,544)	$(4,610)	$(7,373)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.07)	$(0.12)	$(0.15)	$(0.24)

Weighted average common shares outstanding:
Basic and diluted	30,930	30,152	30,924	30,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands, except share data)

FOR THE THREE MONTHS ENDED APRIL 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, January 31, 2023	30,922,830	$309	$248,189	$(220,707)	$27,791	$(879)	$26,912
Stock option compensation to employees and directors	-	-	1,155	-	1,155	-	1,155
Stock options issued to consultants	-	-	47	-	47	-	47
Common stock issued upon exercise of stock options	27,818	1	74	-	75	-	75
Common stock issued to consultants	6,114	-	25	-	25	-	25
Common stock issued pursuant to employee stock purchase plan	1,903	-	6	-	6	-	6
Net loss	-	-	-	(2,288)	(2,288)	(19)	(2,307)
Balance, April 30, 2023	30,958,665	$310	$249,496	$(222,995)	$26,811	$(898)	$25,913

FOR THE THREE MONTHS ENDED APRIL 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, January 31, 2022	30,132,319	$301	$242,281	$(208,619)	$33,963	$(721)	$33,242
Stock option compensation to employees and directors	-	-	1,462	-	1,462	-	1,462
Stock options and warrants issued to consultants	-	-	219	-	219	-	219
Common stock issued to consultants	20,000	1	63	-	64	-	64
Common stock issued pursuant to employee stock purchase plan	2,389	-	7	-	7	-	7
Net loss	-	-	-	(3,544)	(3,544)	(44)	(3,588)
Balance, April 30, 2022	30,154,708	$302	$244,032	$(212,163)	$32,171	$(765)	$31,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands, except share data)

FOR THE SIX MONTHS ENDED APRIL 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, October 31, 2022	30,913,902	$309	$247,123	$(218,385)	$29,047	$(847)	$28,200
Stock option compensation to employees and directors	-	-	2,112	-	2,112	-	2,112
Stock options issued to consultants	-	-	128	-	128	-	128
Common stock issued upon exercise of stock options	29,382	1	77	-	78	-	78
Common stock issued to consultants	13,478	-	50	-	50	-	50
Common stock issued pursuant to employee stock purchase plan	1,903	-	6	-	6	-	6
Net loss	-	-	-	(4,610)	(4,610)	(51)	(4,661)
Balance, April 30, 2023	30,958,665	$310	$249,496	$(222,995)	$26,811	$(898)	$25,913

FOR THE SIX MONTHS ENDED APRIL 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, October 31, 2021	30,050,894	$301	$239,927	$(204,790)	$35,438	$(671)	$34,767
Stock option compensation to employees and directors	-	-	3,598	-	3,598	-	3,598
Stock options and warrants issued to consultants	-	-	437	-	437	-	437
Common stock issued upon exercise of stock options and warrants	81,425	-	-	-	-	-	-
Common stock issued to consultants	20,000	1	63	-	64	-	64
Common stock issued pursuant to employee stock purchase plan	2,389	-	7	-	7	-	7
Net loss	-	-	-	(7,373)	(7,373)	(94)	(7,467)
Balance, April 30, 2022	30,154,708	$302	$244,032	$(212,163)	$32,171	$(765)	$31,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the six months ended April 30,
	2023	2022
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(4,661)	$(7,467)
Stock option compensation to employees and directors	2,112	3,598
Stock options and warrants issued to consultants	128	437
Common stock issued to consultants	50	64
Amortization of operating lease right-of-use asset	23	21
Change in operating assets and liabilities:
Receivables	(209)	-
Prepaid expenses and other current assets	286	(56)
Accounts payable	(69)	(44)
Accrued expenses	(433)	(37)
Operating lease liability	(22)	(19)
Net cash used in operating activities	(2,795)	(3,503)

Cash flows from investing activities:
Disbursements to acquire short-term investments	(17,406)	(4,249)
Proceeds from maturities of short-term investments	13,377	6,349
Net cash (used in) provided by investing activities	(4,029)	2,100

Cash flows from financing activities:
Proceeds from sale of common stock pursuant to employee stock purchase plan	6	7
Proceeds from exercise of stock options	78	-
Net cash provided by financing activities	84	7

Net decrease in cash and cash equivalents	(6,740)	(1,396)
Cash and cash equivalents at beginning of period	12,360	29,128
Cash and cash equivalents at end of period	$5,620	$27,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. and its consolidated subsidiaries. Our primary operations involve developing therapies and vaccines that are focused on critical unmet needs in oncology and infectious disease. Our vaccine programs include (i) the development of a preventative vaccine against triple negative breast cancer (“TNBC”), the most lethal form of breast cancer, as well other forms of breast cancer and (ii) the development of a preventative vaccine against ovarian cancer. Our therapeutics programs include (i) the development of a chimeric endocrine receptor T-cell therapy, a novel form of chimeric antigen receptor T-cell (“CAR-T”) technology, initially focused on treating ovarian cancer, which is being developed at our subsidiary, Certainty Therapeutics, Inc. (“Certainty”), and (ii) until March 2023, the development of anti-viral drug candidates for the treatment of COVID-19 focused on inhibiting certain protein functions of the virus.

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

Following the U.S. Food and Drug Administration’s (“FDA”) authorization to proceed with clinical trials in December 2020, in October 2021, we commenced dosing patients in a Phase 1 clinical trial of our breast cancer vaccine. This study, which is being funded by a U.S. Department of Defense grant, is a multiple-ascending dose Phase 1 trial to determine the maximum tolerated dose (“MTD”) of the vaccine in patients with early-stage, triple-negative breast cancer as well as monitor immune response. The study is being conducted at Cleveland Clinic and will consist of 18 to 24 patients who have completed treatment for early-stage, triple-negative breast cancer within the past three years and are currently tumor-free but at high risk for recurrence. During the course of the study, participants will receive three vaccinations, each two weeks apart, and will be closely monitored for side effects and immune response. In December 2022, we announced that we had reached the MTD and in April 2023 we presented the immunological data collected to date at the annual meeting of the American Association for Cancer Research. The data presented show that in the vaccinated women who had been tested to date, various levels of antigen-specific T cell responses were observed at all dose levels. Upon reaching MTD, we began expanding the dose cohorts and are vaccinating additional participants. Further, we have commenced recruitment for participants in the second stage of our Phase 1 trial, that will include participants who have never had cancer, but carry certain genetic mutations that indicate a greater risk of developing TNBC in the future.

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

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), has begun human clinical testing of the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer. We received authorization from the FDA in August 2021, to commence enrollment and treatment of patients in a Phase 1 clinical trial. We began patient recruitment for the trial in March 2022, and in August 2022, we treated the first patient in the trial. The treatment appears to have been well-tolerated by the patient, and we continue to monitor her condition. Further, in May 2023, we treated the second patient in the trial, at the same dose level as the first patient, and the treatment appears to have been well-tolerated by this patient as well. We anticipate treating one additional patient (the third) at the same dose level. The successive three-patient cohort is expected to receive a higher dose of cells. The process of recruiting additional patients is ongoing. This study is a dose-escalation trial with two arms based on injection method—intraperitoneal or intravenous—to determine the maximum tolerated dose in patients with recurrent epithelial ovarian cancer and to assess persistence, expansion and efficacy of the modified T-cells. The study is being conducted at Moffitt and will consist of 24 to 48 patients who have received at least two prior lines of chemotherapy. The study is estimated to be completed in two to four years depending on multiple factors including when maximum tolerated dose is reached, the rate of patient recruitment, and how long we maintain the two different injection methods.

In April 2020, we entered into a collaboration with OntoChem GmbH (“OntoChem”) which was later assigned to MolGenie GmbH (“MolGenie”), a company spun-out from OntoChem focused on drug discovery and development, to discover and ultimately develop anti-viral drug candidates against COVID-19. Through this collaboration, we identified compounds that appeared to be effective in disrupting the main protease of SARS-CoV-2, the virus that causes the disease COVID-19. While our compounds have shown promise as an effective treatment, results of animal studies indicate that there is not sufficient oral bioavailability, and it is unclear whether an orally delivered treatment may be developed. We do not currently believe that there is a viable market for an injectable treatment given the current oral treatments available. Furthermore, we believe the needed additional investment in research for alternative delivery methods would divert resources from more promising projects. Therefore, on March 9, 2023, we decided to pause further development of our COVID-19 therapeutic. We continue to prosecute our U.S. patent applications of this technology and may decide to restart development at some time in the future.

Over the next several quarters, we expect the development of our vaccines and therapeutics to be the primary focus of the Company. As part of our legacy operations, the Company remains engaged in limited patent licensing activities of its various patent portfolios. We do not expect these activities to be a significant part of the Company’s ongoing operations nor do we expect these activities to require material financial resources or attention of senior management.

Over the past several years, our revenue was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation (during the three months ended April 30, 2023, we derived approximately $210,000 of revenue from these activities). We have not generated any revenue to date from our vaccine or therapeutics programs. In addition, while we pursue our vaccine and therapeutics programs, we may also make investments in and form new companies to develop additional emerging technologies. We do not expect to begin generating revenue with respect to any of our current vaccine or therapy programs in the near term. We hope to achieve a profitable outcome by eventually licensing our technologies to large pharmaceutical companies that have the resources and infrastructure in place to manufacture, market and sell our technologies as vaccines or therapeutics. The eventual licensing of any of our technologies may take several years, if it is to occur at all, and may depend on positive results from human clinical trials.

Funding and Management’s Plans

Based on currently available information as of June 14, 2023, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. Under our at-the-market equity program as of April 30, 2023, we may sell up to $100 million of common stock. We did not sell any shares under our at-the-market equity program during the three and six months ended April 30, 2023. We may seek to obtain working capital during our fiscal year 2023 or thereafter through sales of our equity securities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and disclosures required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. The accompanying October 31, 2022 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by US GAAP. The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of April 30, 2023, and results of operations and cash flows for the interim periods represented. The results of operations for the three and six months ended April 30, 2023 are not necessarily indicative of the results to be expected for the year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity. The following table sets forth the changes in noncontrolling interest for the six months ended April 30, 2023 (in thousands):

Balance, October 31, 2022	$(847)
Net loss attributable to noncontrolling interest	(51)
Balance, April 30, 2023	$(898)

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

Research and Development Expenses

Research and development expenses, consisting primarily of employee compensation, payments to third parties for research and development activities and other direct costs associated with developing immuno-therapy drugs against cancer, developing anti-viral drug candidates for COVID-19 (through March 2023), developing our breast cancer vaccine, and developing our ovarian cancer vaccine, are expensed in the consolidated financial statements in the period incurred.

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

Stock Option Compensation Expense

The compensation cost for service-based stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to four years. We recorded stock-based compensation expense related to service-based stock options granted to employees and directors of approximately $1,155,000 and $875,000 during the three months ended April 30, 2023 and 2022, respectively, and approximately $2,112,000 and $1,605,000 during the six months ended April 30, 2023 and 2022, respectively.

For stock options granted to employees and directors that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest). On June 1, 2021, our Chairman and Chief Executive Officer and our President, Chief Operating Officer and Chief Financial Officer were awarded market condition stock options for 2,000,000 shares and 100,000 shares of common stock, respectively, that vest in four equal installments upon the Company’s share price achieving targets ranging from $5.00 to $8.00 per share, with implied service periods of three to fifteen months. We recorded market condition stock-based compensation expense during the three months ended April 30, 2023 and 2022 of $0 and approximately $587,000, respectively, and $0 and approximately $1,993,000 during the six months ended April 30, 2023 and 2022, respectively.

The compensation cost for service-based stock options granted to consultants is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to three years. We recorded stock-based consulting expense related to stock options granted to consultants of approximately $47,000 and $109,000 during the three months ended April 30, 2023 and 2022, respectively, and approximately $128,000 and $218,000 during the six months ended April 30, 2023 and 2022, respectively.

Stock Option Plans

During the three months ended April 30, 2023, we had two stock option plans: the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”), which were adopted by our Board of Directors on July 14, 2010 and January 25, 2018, respectively. The 2018 Share Plan was approved by our shareholders on March 29, 2018.

Stock Option Activity

During the three months ended April 30, 2023 and 2022, we granted options to purchase 0 shares and 1,400,000 shares of common stock, respectively, and during the six months ended April 30, 2023 and 2022, we granted options to purchase 1,505,000 shares and 1,430,000 shares of common stock, respectively, to employees and consultants, with exercise prices ranging from $4.19 to $4.81 per share, pursuant to the 2018 Share Plan. During the three months ended April 30, 2023 and 2022, stock options to purchase 27,818 and 0 shares of common stock, respectively, were exercised with aggregate proceeds of $75,000 and $0, respectively. During the six months ended April 30, 2023 and 2022, stock options to purchase 29,382 shares of common stock, net of 808 shares withheld on a cashless exercise and 46,909 shares of common stock, net of 53,091 shares withheld on a cashless exercise, respectively, were exercised with aggregate proceeds of $78,000 and $0, respectively.

On January 30, 2023, we granted an option, expiring on January 30, 2028, to purchase 200,000 shares of common stock at $4.35 per share, to a consultant for investor relations services. The option vests based on certain performance conditions related to Company common stock trading activity. As of April 30, 2023, the performance conditions have not been achieved and it does not appear likely that they will be achieved. Accordingly, we have recorded no consulting expense for this option during the three and six months ended April 30, 2023.

2010 Share Plan

The 2010 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. In accordance with the provisions of the 2010 Share Plan, the plan terminated with respect to the ability to grant future awards on July 14, 2020. Information regarding the 2010 Share Plan for the six months ended April 30, 2023 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2022	1,501,500	$2.83
Exercised	(21,818)	$2.65
Options outstanding and exercisable at April 30, 2023	1,479,682	$2.83	$2,074

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of April 30, 2023:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.67 - $2.27	477,500	3.3	$1.46
$2.58 - $3.13	493,182	1.9	$2.79
$3.46 - $5.30	509,000	5.0	$4.17

2018 Share Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. As of April 30, 2023, the 2018 Share Plan had 825,000 shares available for future grants. Information regarding the 2018 Share Plan for the six months ended April 30, 2023 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2022	8,817,372	$3.57
Granted	1,505,000	$4.29
Exercised	(8,372)	$2.84
Expirations	(150,000)	$5.30
Options outstanding at April 30, 2023	10,164,000	$3.68	$4,683
Options exercisable at April 30, 2023	5,964,554	$3.63	$3,354

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of April 30, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.09 - $3.87	5,339,000	6.9	$3.24	4,423,444	6.6	$3.34
$3.96 - $5.30	4,825,000	8.1	$4.16	1,541,110	7.2	$4.02

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan (the “ESPP”) which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The plan was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018. During the three and six months ended April 30, 2023 and 2022, employees purchased 1,903 and 2,389 shares, respectively, with aggregate proceeds of approximately $7,000 and $7,000, respectively.

Warrants

On October 30, 2020, we issued a warrant, expiring on October 30, 2025, to purchase 60,000 shares of common stock at $2.06 per share, vesting over five months, to a consultant for investor relations services. On November 16, 2021, the warrant was exercised on a cashless basis and 25,484 shares were withheld as payment.

On November 1, 2021, we issued a warrant, expiring on October 30, 2026, to purchase 60,000 shares of common stock at $4.77 per share, vesting over five months, to a consultant for investor relations services. We recorded consulting expense of approximately $110,000 and $220,000, respectively, during the three and six months ended April 30, 2022, based on the fair value of the warrant on the date of grant recognized on a straight-line basis over the vesting period. The warrant terminated in May 2022 upon termination of the consulting agreement.

As of April 30, 2023, we also had warrants outstanding to purchase 300,000 shares of common stock at $6.56 per share, issued during fiscal year 2021 and expiring on March 22, 2026.

Information regarding the Company’s warrants for the six months ended April 30, 2023 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Warrants outstanding at October 31, 2022	300,000	$6.56
Warrants outstanding and exercisable at April 30, 2023	300,000	$6.56	$0

The following table summarizes information about the Company’s outstanding and exercisable warrants as of April 30, 2023:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.56	300,000	2.9	$6.56

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of April 30, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$2,499	$-	$-	$2,499
Certificates of deposit:
Short-term investments	-	9,236		9,236
U. S. treasury bills
Cash equivalents	-	2,974	-	2,974
Short-term investments	-	12,120	-	12,120
Total financial assets	$2,499	$24,330	$-	$26,829

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$11,175	$-	$-	$11,175
Certificates of deposit:
Cash equivalents	-	1,000	-	1,000
Short term investments	-	13,700	-	13,700
U. S. treasury bills			-
Short-term investments	-	3,627	-	3,627
Total financial assets	$11,175	$18,327	$-	$29,502

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

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	April 30,	October 31,
	2023	2022
	(in thousands)
Payroll and related expenses	$663	$1,144
Accrued royalty and contingent legal fees	626	577
Accrued other	4	5
	$1,293	$1,726

6. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the six months ended April 30, 2023 and 2022, were stock options to purchase 11,643,682 and 12,100,626 shares, respectively, and warrants to purchase 300,000 and 360,000 shares, respectively.

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

We have substantial net operating loss carryforwards for Federal and California income tax returns. These net operating loss carryforwards could be subject to limitations under Internal Revenue Code section 382, the effects of which have not been determined by the Company. We have no unrecognized income tax benefits as of April 30, 2023 and October 31, 2022 and we account for interest and penalties related to income tax matters, if any, in general and administrative expenses.

9. LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to an operating lease that was to expire on September 30, 2021. Effective August 17, 2021, the lease was amended to extend the expiration date to September 30, 2024, with an option to extend the lease an additional two years. Our base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs. The amendment to the lease resulted in a right-of-use asset and lease liability of approximately $260,000 with a discount rate of 10%. Rent expense was approximately $17,000 and $17,000, respectively, for the three months ended April 30, 2023 and 2022, and approximately $33,000 and $33,000, respectively, for the six months ended April 30, 2023 and 2022.

For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments. The remaining 41-month lease term as of April 30, 2023 for the Company’s lease includes the noncancelable period of the lease and the additional two-year option period that the Company is reasonably certain to exercise. All right-of-use assets are reviewed for impairment when indications of impairment are present.

As of April 30, 2023, the annual minimum future lease payments of our operating lease liabilities were as follows (in thousands):

For Periods Ended October 31,	Operating Leases
2023	33
2024	67
2025	70
2026	65
Total future minimum lease payments, undiscounted	235
Less: Imputed interest	37
Present value of future minimum lease payments	$198

10. COMMITMENTS AND CONTINGENCES

Litigation Matters

Other than lawsuits related to the enforcement of our patent rights, we are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

11. SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on the management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in four reportable segments, each with different operating and potential revenue generating characteristics: (i) CAR-T Therapeutics, (ii) Cancer Vaccines, (iii) Anti-Viral Therapeutics and (iv) Other. The following represents selected financial information for our segments for the three and six months ended April 30, 2023 and 2022 and as of April 30, 2023 and October 31, 2022, in thousands:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2023	2022	2023	2022
Net income/(loss):
CAR-T Therapeutics	$(997)	$(1,399)	$(1,908)	$(3,010)
Cancer Vaccines	(913)	(1,423)	(1,871)	(2,780)
Anti-Viral Therapeutics	(416)	(757)	(898)	(1,661)
Other	19	(9)	16	(16)
Total	$(2,307)	$(3,588)	$(4,661)	$(7,467)

Total operating costs and expenses	$2,770	$3,589	$5,326	$7,469
Less non-cash stock-based compensation	(1,227)	(1,745)	(2,290)	(4,099)
Operating costs and expenses excluding non-cash stock-based compensation	$1,543	$1,844	$3,036	$3,370
Operating costs and expenses excluding non-cash stock-based compensation:
CAR-T Therapeutics	$620	$733	$1,218	$1,402
Cancer Vaccines	523	716	1,111	1,196
Anti-Viral Therapeutics	212	388	517	760
Other	188	7	190	12
Total	$1,543	$1,844	$3,036	$3,370

	April 30, 2023	October 31, 2022
Total assets:
CAR-T Therapeutics	$11,682	$16,921
Cancer Vaccines	10,638	9,442
Anti-Viral Therapeutics	4,953	3,811
Other	326	238
Total	$27,599	$30,412

Operating costs and expenses excluding non-cash stock-based compensation is the measurement the chief operating decision-maker uses in managing the enterprise.

The Company’s consolidated revenue of $210,000 and inventor royalties, contingent legal fees, litigation and licensing expense of $161,000 for the three and six months ended April 30, 2023 were solely related to our encrypted audio/video conference calling technology, which is included in our Other segment. All our revenue is generated domestically (United States) based on the country in which the licensee is located.

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

RESULTS OF OPERATIONS

Three months ended April 30, 2023 compared with three months ended April 30, 2022

Revenue

For the three months ended April 30, 2023, we recorded revenue of approximately $210,000 from one license agreement. The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, and covenant not to sue. Pursuant to the terms of the agreement, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services. Accordingly, the performance obligations from this license agreement were satisfied and 100% of the revenue was recognized upon execution of the license agreement. We had no revenue during the three months ended April 30, 2022.

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

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses

Inventor royalties, contingent legal fees, litigation and licensing expenses for the three months ended April 30, 2023 were approximately $161,000. Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized. Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred. We had no inventor royalties, contingent legal fees, litigation and licensing expenses during the three-month period ended April 30, 2022.

Research and Development Expenses

Research and development expenses incurred in the three months ended April 30, 2023 associated with each of our development programs consisted of approximately $512,000 for cancer vaccines, approximately $413,000 for CAR-T therapeutics and approximately $73,000 for anti-viral therapeutics. As of March 9, 2023, we paused further development of our COVID-19 anti-viral therapeutic program. While our compounds have shown promise in head-to-head in vitro analysis against Pfizer’s authorized oral treatment, results of additional animal studies indicate that there is not sufficient oral bioavailability, and it is unclear whether an orally delivered treatment may be developed. We do not currently believe that there is a viable market for an injectable treatment given the current oral treatments available. Furthermore, we believe the needed additional investment in research for alternative delivery methods would divert resources from more promising projects. We continue to prosecute our U.S. patent applications of this technology and may decide to restart development at some time in the future.

Research and development expenses are related to the development of our cancer therapeutics and vaccine programs and our anti-viral drug program, and decreased by approximately $737,000 to approximately $998,000 in the three months ended April 30, 2023, from approximately $1,735,000 in the three months ended April 30, 2022. The decrease in research and development expenses was primarily due to a decrease in employee stock option compensation expense of approximately $413,000, a decrease in outside research and development expense related to our anti-viral drug program of approximately $84,000, a decrease of approximately $78,000 in outside research and development related to our CAR-T therapeutics program, a decrease in stock option compensation for consultants of approximately $62,000 and a decrease of approximately $50,000 in outside research and development related to our ovarian cancer vaccine program.

General and Administrative Expenses

General and administrative expenses decreased by approximately $243,000 to approximately $1,611,000 in the three months ended April 30, 2023, from approximately $1,854,000 in the three months ended April 30, 2022. The decrease in general and administrative expenses was primarily due to a decrease in employee compensation and related costs, other than stock option compensation expense, of approximately $151,000, a decrease in warrant expense of approximately $110,000, a decrease in patent related costs of approximately $73,00 and a decrease in investor and public relations expense, excluding warrant expense, of approximately $61,000, offset by an increase of approximately $146,000 in employee stock option compensation expense.

Interest Income

Interest income was approximately $253,000 and $1,000 in the three-month periods ended April 30, 2023 and 2022, respectively. The increase in interest income was due primarily to an increase in interest rates on our cash, cash equivalents and short-term investments.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, was approximately $19,000 and $44,000, respectively, in the three months ended April 30, 2023 and 2022.

Six months ended April 30, 2023 compared with six months ended April 30, 2022

Revenue

For the six months ended April 30, 2023, we recorded revenue of approximately $210,000 from one license agreement. The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, and covenant not to sue. Pursuant to the terms of the agreement, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services. Accordingly, the performance obligations from this license agreement were satisfied and 100% of the revenue was recognized upon execution of the license agreement. We had no revenue during the six months ended April 30, 2022.

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

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses

Inventor royalties, contingent legal fees, litigation and licensing expenses for the six months ended April 30, 2023 were approximately $161,000. Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized. Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred. We had no inventor royalties, contingent legal fees, litigation and licensing expenses during the six-month period ended April 30, 2022.

Research and Development Expenses

Research and development expenses incurred in the six months ended April 30, 2023 associated with each of our development programs consisted of approximately $979,000 for cancer vaccines, approximately $849,000 for CAR-T therapeutics and approximately $238,000 for anti-viral therapeutics. As of March 9, 2023, we paused further development of our COVID-19 anti-viral therapeutic program. While our compounds have shown promise in head-to-head in vitro analysis against Pfizer’s authorized oral treatment, results of additional animal studies indicate that there is not sufficient oral bioavailability, and it is unclear whether an orally delivered treatment may be developed. We do not currently believe that there is a viable market for an injectable treatment given the current oral treatments available. Furthermore, we believe the needed additional investment in research for alternative delivery methods would divert resources from more promising projects. We continue to prosecute our U.S. patent applications of this technology and may decide to restart development at some time in the future.

Research and development expenses are related to the development of our cancer therapeutics and vaccine programs and our anti-viral drug program, and decreased by approximately $1,507,000 to approximately $2,066,000 in the six months ended April 30, 2023, from approximately $3,573,000 in the six months ended April 30, 2022. The decrease in research and development expenses was primarily due to a decrease in employee stock option compensation expense of approximately $1,156,000, a decrease in outside research and development expense related to our anti-viral drug program of approximately $148,000, a decrease in outside research and development expense related to ovarian cancer CAR-T program of approximately $98,000 and a decrease of approximately $89,000 of consultant stock option and warrant expense.

General and Administrative Expenses

General and administrative expenses decreased by approximately $797,000 to approximately $3,099,000 in the six months ended April 30, 2023, from approximately $3,896,000 in the six months ended April 30, 2022.

The decrease in general and administrative expenses was primarily due to a decrease in employee stock option compensation expense of approximately $293,000, a decrease in warrant expense of approximately $220,000, a decrease in investor and public relations expense, excluding warrant expense of approximately $166,000 and a decrease in patent related costs of approximately $133,000.

Interest Income

Interest income was approximately $455,000 and $2,000 in the six-month periods ended April 30, 2023 and 2022, respectively. The increase in interest income was due primarily to an increase in interest rates on our cash, cash equivalents and short-term investments.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, was approximately $51,000 and $94,000, respectively, in the six months ended April 30, 2023 and 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of June 14, 2023, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. Under our at-the-market equity program as of April 30, 2023, we may sell up to $100 million of common stock. We did not sell any shares under our at-the-market equity program during the three and six months ended April 30, 2023. We may seek to obtain working capital during our fiscal year 2023 or thereafter through sales of our equity securities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the six months ended April 30, 2023, cash used in operating activities was approximately $2,795,000. Cash used by investing activities was approximately $4,029,000, resulting from the purchase of short-term investments totaling approximately $17,406,000, which was offset by proceeds on the maturities of short-term investments of approximately $13,377,000. Cash provided by financing activities was approximately $84,000. As a result, our cash, cash equivalents, and short-term investments at April 30, 2023 decreased approximately $2,711,000 to approximately $26,976,000 from approximately $29,687,000 at the end of fiscal year 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of April 30, 2023, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

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

There was no change in our internal control over financial reporting during the second quarter of fiscal year 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended April, 2023, the Company issued an aggregate of 13,478 shares of our common stock to companies in payment of investor relations services. The common stock was issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act as they were issued to recipients, without a view to distribution, and were not issued through any general solicitation or advertisement.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 14, 2023.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 14, 2023.
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 14, 2023.
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 14, 2023.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXA BIOSCIENCES, INC.

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman and Chief Executive Officer
June 14, 2023		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
President, Chief Operating Officer and Chief Financial Officer
June 14, 2023		(Principal Financial and Accounting Officer)

