Form 10-Q
period 2023-07-31
Anixa Biosciences Inc
filed 2023-09-06
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

or

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

On September 6, 2023 the registrant had outstanding 31,070,022 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	July 31, 2023	October 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$3,198	$12,360
Short-term investments	22,336	17,327
Receivables	334	47
Prepaid expenses and other current assets	532	466
Total current assets	26,400	30,200

Operating lease right-of-use asset	178	212
Total assets	$26,578	$30,412

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$94	$265
Accrued expenses	1,712	1,726
Operating lease liability	51	46
Total current liabilities	1,857	2,037

Operating lease liability, non-current	136	175
Total liabilities	1,993	2,212

Commitments and contingencies (Note 10)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 31,017,770 and 30,913,902 shares issued and outstanding as of July 31, 2023 and October 31, 2022, respectively	310	309
Additional paid-in capital	250,716	247,123
Accumulated deficit	(225,506)	(218,385)
Total shareholders’ equity	25,520	29,047
Noncontrolling interest (Note 2)	(935)	(847)
Total equity	24,585	28,200

Total liabilities and equity	$26,578	$30,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2023	2022	2023	2022

Revenue	$-	$-	$210	$-

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses	-	-	161	-
Research and development expenses (including non-cash share-based compensation expenses of $520, $771, $1,517 and $3,014, respectively)	1,088	1,445	3,154	5,018
General and administrative expenses (including non-cash share-based compensation expenses of $697, $675, $1,990 and $2,531, respectively)	1,756	1,352	4,855	5,248
Total operating costs and expenses	2,844	2,797	8,170	10,266

Loss from operations	(2,844)	(2,797)	(7,960)	(10,266)

Interest income	296	22	751	24

Net loss	(2,548)	(2,775)	(7,209)	(10,242)

Less: Net loss attributable to noncontrolling interest	(37)	(29)	(88)	(123)

Net loss attributable to common shareholders	$(2,511)	$(2,746)	$(7,121)	$(10,119)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.08)	$(0.09)	$(0.23)	$(0.33)

Weighted average common shares outstanding:
Basic and diluted	30,974	30,451	30,941	30,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands, except share data)

FOR THE THREE MONTHS ENDED JULY 31, 2023

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, April 30, 2023	30,958,665	$310	$249,496	$(222,995)	$26,811	$(898)	$25,913
Stock option compensation to employees and directors	-	-	1,153	-	1,153	-	1,153
Stock options issued to consultants	-	-	47	-	47	-	47
Common stock issued upon exercise of stock options	55,029	-	3	-	3	-	3
Common stock issued to consultants	4,076	-	17	-	17	-	17
Net loss	-	-	-	(2,511)	(2,511)	(37)	(2,548)
Balance, July 31, 2023	31,017,770	$310	$250,716	$(225,506)	$25,520	$(935)	$24,585

FOR THE THREE MONTHS ENDED JULY 31, 2022

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, April 30, 2022	30,154,708	$302	$244,032	$(212,163)	$32,171	$(765)	$31,406
Stock option compensation to employees and directors	-	-	1,329	-	1,329	-	1,329
Stock options issued to consultants	-	-	109	-	109	-	109
Common stock issued upon exercise of stock options	496,048	5	825	-	830	-	830
Common stock issued to consultants	2,662	-	8	-	8	-	8
Net loss	-	-	-	(2,746)	(2,746)	(29)	(2,775)
Balance, July 31, 2022	30,653,418	$307	$246,303	$(214,909)	$31,701	$(794)	$30,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands, except share data)

FOR THE NINE MONTHS ENDED JULY 31, 2023

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, October 31, 2022	30,913,902	$309	$247,123	$(218,385)	$29,047	$(847)	$28,200
Stock option compensation to employees and directors	-	-	3,265	-	3,265	-	3,265
Stock options and warrants issued to consultants	-	-	175	-	175	-	175
Common stock issued upon exercise of stock options	84,411	1	80	-	81	-	81
Common stock issued to consultants	17,554	-	67	-	67	-	67
Common stock issued pursuant to employee stock purchase plan	1,903	-	6	-	6	-	6
Net loss	-	-	-	(7,121)	(7,121)	(88)	(7,209)
Balance, July 31, 2023	31,017,770	$310	$250,716	$(225,506)	$25,520	$(935)	$24,585

FOR THE NINE MONTHS ENDED JULY 31, 2022

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, October 31, 2021	30,050,894	$301	$239,927	$(204,790)	$35,438	$(671)	$34,767
Stock option compensation to employees and directors	-	-	4,928	-	4,928	-	4,928
Stock options and warrants issued to consultants	-	-	546	-	546	-	546
Common stock issued upon exercise of stock options and warrants	577,473	6	824	-	830	-	830
Common stock issued to consultants	22,662	-	72	-	72	-	72
Common stock issued pursuant to employee stock purchase plan	2,389	-	6	-	6	-	6
Net loss	-	-	-	(10,119)	(10,119)	(123)	(10,242)
Balance, July 31, 2022	30,653,418	$307	$246,303	$(214,909)	$31,701	$(794)	$30,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the nine months ended July 31,
	2023	2022
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(7,209)	$(10,242)
Stock option compensation to employees and directors	3,265	4,928
Stock options and warrants issued to consultants	175	546
Common stock issued to consultants	67	72
Amortization of operating lease right-of-use asset	34	31
Change in operating assets and liabilities:
Receivables	(288)	-
Prepaid expenses and other current assets	(65)	(400)
Accounts payable	(171)	91
Accrued expenses	(14)	103
Operating lease liability	(34)	(28)
Net cash used in operating activities	(4,240)	(4,899)

Cash flows from investing activities:
Disbursements to acquire short-term investments	(27,502)	(11,159)
Proceeds from maturities of short-term investments	22,493	10,348
Net cash used in investing activities	(5,009)	(811)

Cash flows from financing activities:
Proceeds from sale of common stock pursuant to employee stock purchase plan	6	6
Proceeds from exercise of stock options	81	830
Net cash provided by financing activities	87	836

Net decrease in cash and cash equivalents	(9,162)	(4,874)
Cash and cash equivalents at beginning of period	12,360	29,128
Cash and cash equivalents at end of period	$3,198	$24,254

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

Following the U.S. Food and Drug Administration’s (“FDA”) authorization to proceed with clinical trials in December 2020, in October 2021, we commenced dosing patients in a Phase 1 clinical trial of our breast cancer vaccine. This study, which is being funded by a U.S. Department of Defense grant, is a multiple-ascending dose Phase 1 trial to determine the maximum tolerated dose (“MTD”) of the vaccine in patients with early-stage, triple-negative breast cancer as well as monitor immune response. The study is being conducted at Cleveland Clinic. The first segment of the study, Phase 1a, will consist of 18 to 24 patients who have completed treatment for early-stage, triple-negative breast cancer within the past three years and are currently tumor-free but at high risk for recurrence. Studies show that 42% of TNBC patients will have a recurrence of their cancer, with most of the recurrences occurring in the first two to three years after standard of care treatment. During the course of the Phase 1a study, participants will receive three vaccinations, each two weeks apart, and will be closely monitored for side effects and immune response. In April 2023, we presented the immunological data collected to date at the annual meeting of the American Association for Cancer Research. The data presented show that in the vaccinated women who had been tested to date, various levels of antigen-specific T cell responses were observed at all dose levels. In January 2023, the number of participants in each dose cohort was expanded, and as of August 2023, we have completed vaccinating all patients in these expanded cohorts. The patient blood samples are currently being analyzed, and we anticipate presenting data from all Phase 1a trial participants vaccinated to date at the San Antonio Breast Cancer Symposium in December 2023. In the coming months, we will begin vaccinating participants in two additional dose cohorts at dose levels higher than the currently determined maximum tolerated dose and lower than the highest dose where we saw dose limiting toxicity. Further, we have commenced recruitment for participants in the second segment of the trial, Phase 1b, that will include participants who have never had cancer, but carry certain genetic mutations that indicate a greater risk of developing TNBC in the future. Finally, we have also commenced recruitment for participants in the third segment of the trial, Phase 1c, that will include participants who are currently undergoing treatment with pembrolizumab (Keytruda®).

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

In May 2021, Cleveland Clinic was granted an award for our ovarian cancer vaccine technology by the National Cancer Institute’s (“NCI”) PREVENT program. The NCI is a part of the National Institutes of Health (“NIH”). The PREVENT program is a peer-reviewed agent development program designed to support pre-clinical development of innovative interventions and biomarkers for cancer prevention and interception towards clinical trials. The scientific and financial resources of the PREVENT program are being used for our ovarian cancer vaccine technology to perform virtually all pre-clinical research and development, manufacturing and IND-enabling studies. This work is being performed at NCI facilities, by NCI scientific staff and with NCI financial resources and will require no material financial expenditures by the Company, nor the transfer of any rights of the Company’s assets.

Our subsidiary, Certainty, is developing immuno-therapy drugs against cancer. Certainty holds an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading NCI designated cancer research center, relating to Wistar’s chimeric endocrine receptor targeted therapy technology. We have initially focused on the development of a treatment for ovarian cancer, but we also may pursue applications of the technology for the development of treatments for additional solid tumors. The license agreement requires Certainty to make certain cash and equity payments to Wistar upon achievement of specific development milestones. With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty.

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), has begun human clinical testing of the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer. We received authorization from the FDA in August 2021, to commence enrollment and treatment of patients in a Phase 1 clinical trial. We began patient recruitment for the trial in March 2022, and in August 2022, we treated the first patient in the trial, and the treatment was well-tolerated by the patient. Further, in May 2023 and August 2023, we treated the second and third patients in the trial, respectively, at the same dose level as the first patient, and the treatment appears to have been well-tolerated by both patients. We anticipate that we will begin enrolling the successive patient cohort, that we expect to give a three-times higher dose of cells, in the fourth quarter of 2023. This study is a dose-escalation trial with two arms based on delivery method—intraperitoneal or intravenous—to determine the maximum tolerated dose in patients with recurrent epithelial ovarian cancer and to assess persistence, expansion and efficacy of the modified T-cells. The study is being conducted at Moffitt and will consist of 24 to 48 patients who have received at least two prior lines of chemotherapy. The study is estimated to be completed in two to four years depending on multiple factors including when maximum tolerated dose is reached, the rate of patient enrollment, and how long we maintain the two different delivery methods.

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

Over the past several years, our revenue was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation (during the nine months ended July 31, 2023, we derived approximately $210,000 of revenue from these activities). We have not generated any revenue to date from our vaccine or therapeutics programs. In addition, while we pursue our vaccine and therapeutics programs, we may also make investments in and form new companies to develop additional emerging technologies. We do not expect to begin generating revenue with respect to any of our current vaccine or therapy programs in the near term. We hope to achieve a profitable outcome by eventually licensing our technologies to large pharmaceutical companies that have the resources and infrastructure in place to manufacture, market and sell our technologies as vaccines or therapeutics. The eventual licensing of any of our technologies may take several years, if it is to occur at all, and may depend on positive results from human clinical trials.

Funding and Management’s Plans

Based on currently available information as of September 6, 2023, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. Under our at-the-market equity program as of July 31, 2023, we may sell up to $100 million of common stock. We did not sell any shares under our at-the-market equity program during the three and nine months ended July 31, 2023. We may seek to obtain working capital during our fiscal year 2023 or thereafter through sales of our equity securities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and disclosures required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. The accompanying October 31, 2022 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by US GAAP. The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of July 31, 2023, and results of operations and cash flows for the interim periods represented. The results of operations for the three and nine months ended July 31, 2023 are not necessarily indicative of the results to be expected for the year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity. The following table sets forth the changes in noncontrolling interest for the nine months ended July 31, 2023 (in thousands):

Balance, October 31, 2022	$(847)
Net loss attributable to noncontrolling interest	(88)
Balance, July 31, 2023	$(935)

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

3. SHARE-BASED COMPENSATION

The Company maintains equity incentive plans under which the Company grants incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

The compensation cost for service-based stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to four years. We recorded share-based compensation expense related to service-based stock options granted to employees and directors of approximately $1,153,000 and $941,000 during the three months ended July 31, 2023 and 2022, respectively, and approximately $3,265,000 and $2,546,000 during the nine months ended July 31, 2023 and 2022, respectively.

For stock options granted to employees and directors that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest). On June 1, 2021, our Chairman and Chief Executive Officer and our President, Chief Operating Officer and Chief Financial Officer were awarded market condition stock options for 2,000,000 shares and 100,000 shares of common stock, respectively, that vest in four equal installments upon the Company’s share price achieving targets ranging from $5.00 to $8.00 per share, with implied service periods of three to fifteen months. We recorded market condition stock-based compensation expense during the three months ended July 31, 2023 and 2022 of approximately $0 and $388,000, respectively, and approximately $0 and $2,381,000 during the nine months ended July 31, 2023 and 2022, respectively.

The compensation cost for service-based stock options granted to consultants is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to three years. We recorded stock-based consulting expense related to stock options granted to consultants of approximately $47,000 and $109,000 during the three months ended July 31, 2023 and 2022, respectively, and approximately $175,000 and $326,000 during the nine months ended July 31, 2023 and 2022, respectively.

For stock options granted to consultants that vest based on market conditions, such as changes in trading activity in the Company’s common stock, we use the Black-Scholes pricing model to estimate the fair value at the time which we believe the market conditions are reasonably likely to be met. On January 30, 2023, we granted market condition stock options to a consultant for 200,000 shares of common stock, that vests in full upon the achievement of certain Company stock trading activity metrics that must be met within twelve months. We did not record any market condition stock-based compensation expense on the date of grant nor in the three and nine months ended July 31, 2023, as we do not believe it is likely that the market conditions will be met.

Stock Option Plans

During the three months ended July 31, 2023, we had securities outstanding that were granted from two stock option plans: the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”), which were adopted by our Board of Directors on July 14, 2010 and January 25, 2018, respectively. The 2018 Share Plan was approved by our shareholders on March 29, 2018.

Stock Option Activity

During the three months ended July 31, 2023 and 2022, we did not grant any options to purchase shares of common stock, and during the nine months ended July 31, 2023 and 2022, we granted options to purchase 1,505,000 shares and 1,430,000 shares of common stock, respectively, to employees and consultants, with exercise prices ranging from $4.19 to $4.81 per share, pursuant to the 2018 Share Plan. During the three months ended July 31, 2023 and 2022, stock options to purchase 10,446 and 321,388 shares of common stock, respectively, were exercised on a cash basis, with aggregate proceeds of approximately $3,000 and $830,000, respectively. During the three months ended July 31, 2023 and 2022, stock options to purchase 160,000 shares of common stock, of which 115,417 shares were withheld, and 680,000 shares of common stock, of which 505,340 shares were withheld, were exercised on a cashless basis, respectively. During the nine months ended July 31, 2023 and 2022, stock options to purchase 39,525 and 321,388 shares of common stock, respectively, were exercised on a cash basis, with aggregate proceeds of approximately $81,000 and $830,000, respectively. During the nine months ended July 31, 2023 and 2022, stock options to purchase 161,111 shares of common stock, of which 116,225 shares were withheld, and 780,000 shares of common stock, of which 558,431 shares were withheld, were exercised on a cashless basis, respectively.

2010 Share Plan

The 2010 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. In accordance with the provisions of the 2010 Share Plan, the plan terminated with respect to the ability to grant future awards on July 14, 2020. Information regarding the 2010 Share Plan for the nine months ended July 31, 2023 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2022	1,501,500	$2.83
Exercised	(194,264)	$2.46
Options outstanding and exercisable at July 31, 2023	1,307,236	$2.89	$1,252

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of July 31, 2023:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.67 - $2.27	462,500	3.1	$1.48
$2.58 - $3.13	335,736	2.3	$2.89
$3.46 - $5.30	509,000	4.8	$4.17

2018 Share Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. As of July 31, 2023, the 2018 Share Plan had 825,000 shares available for future grants. Information regarding the 2018 Share Plan for the nine months ended July 31, 2023 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2022	8,817,372	$3.57
Granted	1,505,000	$4.29
Exercised	(6,372)	$2.89
Expirations	(150,000)	$5.30
Options outstanding at July 31, 2023	10,166,000	$3.68	$2,308
Options exercisable at July 31, 2023	6,366,137	$3.51	$1,699

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of July 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 2.09 - $3.87	5,341,000	6.7	$3.24	4,618,778	6.4	$3.31
$ 3.96 - $5.30	4,825,000	7.9	$4.16	1,747,359	7.1	$4.03

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan (the “ESPP”) which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The plan was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018. During the nine months ended July 31, 2023 and 2022, employees purchased 1,903 and 2,389 shares, respectively, with aggregate proceeds of approximately $6,000 and $6,000, respectively.

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

As of July 31, 2023, we also had warrants outstanding to purchase 300,000 shares of common stock at $6.56 per share, issued during fiscal year 2021 and expiring on March 22, 2026.

Information regarding the Company’s warrants for the nine months ended July 31, 2023 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Warrants outstanding at October 31, 2022	300,000	$6.56
Warrants outstanding and exercisable at July 31, 2023	300,000	$6.56	$0

The following table summarizes information about the Company’s outstanding and exercisable warrants as of July 31, 2023:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.56	300,000	2.6	$6.56

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of July 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$1,070	$-	$-	$1,070
Certificates of deposit:
Cash equivalents	-	1,981	-	1,981
Short-term investments	-	6,850	-	6,850
U.S. treasury bills:
Short-term investments	-	15,486	-	15,486
Total financial assets	$1,070	$24,317	$-	$25,387

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$11,175	$-	$-	$11,175
Certificates of deposit:
Cash equivalents	-	1,000	-	1,000
Short term investments	-	13,700	-	13,700
U.S. treasury bills			-
Short-term investments	-	3,627	-	3,627
Total financial assets	$11,175	$18,327	$-	$29,502

Our non-financial assets that are measured at fair value on a non-recurring basis are property and equipment and other assets which are measured using fair value techniques whenever events or changes in circumstances indicate a condition of impairment exists. The estimated fair value of prepaid expenses and other current assets, accounts payable and accrued expenses approximates their individual carrying amounts due to the short-term nature of these measurements. The carrying value of cash equivalents approximates fair value.

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	July 31, 2023	October 31, 2022
	(in thousands)
Payroll and related expenses	$977	$492
Accrued royalty and contingent legal fees	626	577
Accrued collaborative research expenses	99	-
Accrued other	10	26
	$1,712	$1,095

6. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the nine months ended July 31, 2023 and 2022, were stock options to purchase 11,473,236 and 11,094,104 shares, respectively, and warrants to purchase 300,000 and 300,000 shares, respectively.

7. EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

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

We have substantial net operating loss carryforwards for Federal and California income tax returns. These net operating loss carryforwards could be subject to limitations under Internal Revenue Code section 382, the effects of which have not been determined by the Company. We have no unrecognized income tax benefits as of July 31, 2023 and October 31, 2022 and we account for interest and penalties related to income tax matters, if any, in general and administrative expenses.

9. LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to an operating lease that was to expire on September 30, 2021. Effective August 17, 2021, the lease was amended to extend the expiration date to September 30, 2024, with an option to extend the lease an additional two years. Our base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs. The amendment to the lease resulted in a right-of-use asset and lease liability of approximately $260,000 with a discount rate of 10%. Rent expense was approximately $17,000 and $17,000, respectively, for the three months ended July 31, 2023 and 2022, and approximately $50,000 and $50,000, respectively, for the nine months ended July 31, 2023 and 2022.

For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments. The remaining 38-month lease term as of July 31, 2023 for the Company’s lease includes the noncancelable period of the lease and the additional two-year option period that the Company expects to exercise. All right-of-use assets are reviewed for impairment when indications of impairment are present.

As of July 31, 2023, the annual minimum future lease payments of our operating lease liabilities were as follows (in thousands):

For Periods Ended October 31,	Operating Leases
2023	$17
2024	67
2025	70
2026	65
Total future minimum lease payments, undiscounted	219
Less: Imputed interest	32
Present value of future minimum lease payments	$187

10. COMMITMENTS AND CONTINGENCES

Litigation Matters

Other than lawsuits related to the enforcement of our patent rights, we are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

11. SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on the management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in four reportable segments, each with different operating and potential revenue generating characteristics: (i) CAR-T Therapeutics, (ii) Cancer Vaccines, (iii) Anti-Viral Therapeutics and (iv) Other. The following represents selected financial information for our segments for the three and nine months ended July 31, 2023 and 2022 and as of July 31, 2023 and October 31, 2022, in thousands:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2023	2022	2023	2022
Net Loss:
CAR-T Therapeutics	$(1,091)	$(965)	$(2,999)	$(3,975)
Cancer Vaccines	(1,390)	(903)	(3,261)	(3,684)
Anti-Viral Therapeutics	(62)	(904)	(960)	(2,565)
Other	(5)	(3)	11	(18)
Total	$(2,548)	$(2,775)	$(7,209)	$(10,242)

Total operating costs and expenses	$2,844	$2,797	$8,170	$10,266
Less non-cash share-based compensation	(1,217)	(1,446)	(3,507)	(5,546)
Operating costs and expenses excluding non-cash share-based compensation	$1,627	$1,351	$4,663	$4,720
Operating costs and expenses excluding non-cash share-based compensation:
CAR-T Therapeutics	$713	$421	$1,930	$1,823
Cancer Vaccines	855	376	1,966	1,571
Anti-Viral Therapeutics	55	552	572	1,312
Other	4	2	195	14
Total	$1,627	$1,351	$4,663	$4,720

	July 31, 2023	October 31, 2022
Total assets:
CAR-T Therapeutics	$11,640	$16,921
Cancer Vaccines	13,968	9,442
Anti-Viral Therapeutics	898	3,811
Other	72	238
Total	$26,578	$30,412

Operating costs and expenses excluding non-cash share-based compensation is the measurement the chief operating decision-maker uses in managing the enterprise.

The Company’s consolidated revenue of $210,000 and inventor royalties, contingent legal fees, litigation and licensing expense of $161,000 for the nine months ended July 31, 2023 were solely related to our encrypted audio/video conference calling technology, which is included in our Other segment. All our revenue is generated domestically (United States) based on the country in which the licensee is located.

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

RESULTS OF OPERATIONS

Three months ended July 31, 2023 compared with three months ended July 31, 2022

Revenue

We had no revenue during the three months ended July 31, 2023 and 2022.

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

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses

We had no inventor royalties, contingent legal fees, litigation and licensing expenses during the three-month periods ended July 31, 2023 and 2022.

Research and Development Expenses

Research and development expenses incurred in the three months ended July 31, 2023 associated with each of our development programs consisted of approximately $616,000 for cancer vaccines, approximately $472,000 for CAR-T therapeutics and $0 for anti-viral therapeutics. As of March 9, 2023, we paused further development of our COVID-19 anti-viral therapeutic program. While our compounds have shown promise in head-to-head in vitro analysis against Pfizer’s authorized oral treatment, results of additional animal studies indicate that there is not sufficient oral bioavailability, and it is unclear whether an orally delivered treatment may be developed. We do not currently believe that there is a viable market for an injectable treatment given the current oral treatments available. Furthermore, we believe the needed additional investment in research for alternative delivery methods would divert resources from more promising projects. We continue to prosecute our U.S. patent applications of this technology and may decide to restart development at some time in the future.

Research and development expenses are related to the development of our cancer therapeutics and vaccine programs and our anti-viral drug program, and decreased by approximately $357,000 to approximately $1,088,000 in the three months ended July 31, 2023, from approximately $1,445,000 in the three months ended July 31, 2022. The decrease in research and development expenses was primarily due to a decrease in outside research and development expense related to our anti-viral drug program of approximately $289,000, a decrease in employee stock option compensation expense of approximately $190,000, and a decrease in stock option compensation for consultants of approximately $62,000, offset by an increase of approximately $81,000 in outside research and development related to our CAR-T therapeutics program, and an increase of approximately $80,000 in employee compensation and related costs, other than stock option compensation expense.

General and Administrative Expenses

General and administrative expenses increased by approximately $404,000 to approximately $1,756,000 in the three months ended July 31, 2023, from approximately $1,352,000 in the three months ended July 31, 2022. The increase in general and administrative expenses was primarily due to an increase in employee compensation and related costs, other than stock option compensation expense of approximately $138,000, an increase in directors stock option expense of approximately $92,000, an increase in directors compensation, other than stock option compensation expense of approximately $87,000, an increase in investor and public relations expense of approximately $84,000, and an increase in consultant expenses of approximately $51,000, offset by a decrease in employee stock option compensation expense of approximately $76,000.

Interest Income

Interest income was approximately $296,000 and $22,000 in the three-month periods ended July 31, 2023 and 2022, respectively. The increase in interest income was due primarily to an increase in interest rates on our cash, cash equivalents and short-term investments.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, was approximately $37,000 and $29,000, respectively, in the three months ended July 31, 2023 and 2022.

Nine months ended July 31, 2023 compared with nine months ended July 31, 2022

Revenue

For the nine months ended July 31, 2023, we recorded revenue of approximately $210,000 from one license agreement relating to our legacy business. The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, and covenant not to sue. Pursuant to the terms of the agreement, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services. Accordingly, the performance obligations from this license agreement were satisfied and 100% of the revenue was recognized upon execution of the license agreement. We had no revenue during the nine months ended July 31, 2022.

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

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses

Inventor royalties, contingent legal fees, litigation and licensing expenses for the nine months ended July 31, 2023 were approximately $161,000. Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized. Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred. We had no inventor royalties, contingent legal fees, litigation and licensing expenses during the nine-month period ended July 31, 2022.

Research and Development Expenses

Research and development expenses incurred in the nine months ended July 31, 2023 associated with each of our development programs consisted of approximately $1,595,000 for cancer vaccines, approximately $1,321,000 for CAR-T therapeutics and approximately $238,000 for anti-viral therapeutics. As of March 9, 2023, we paused further development of our COVID-19 anti-viral therapeutic program. While our compounds have shown promise in head-to-head in vitro analysis against Pfizer’s authorized oral treatment, results of additional animal studies indicate that there is not sufficient oral bioavailability, and it is unclear whether an orally delivered treatment may be developed. We do not currently believe that there is a viable market for an injectable treatment given the current oral treatments available. Furthermore, we believe the needed additional investment in research for alternative delivery methods would divert resources from more promising projects. We continue to prosecute our U.S. patent applications of this technology and may decide to restart development at some time in the future.

Research and development expenses are related to the development of our cancer therapeutics and vaccine programs and our anti-viral drug program, and decreased by approximately $1,864,000 to approximately $3,154,000 in the nine months ended July 31, 2023, from approximately $5,018,000 in the nine months ended July 31, 2022. The decrease in research and development expenses was primarily due to a decrease in employee stock option compensation expense of approximately $1,347,000, a decrease in outside research and development expense related to our anti-viral drug program of approximately $437,000, and a decrease in consultant stock option and warrant expense of approximately $151,000, offset by an increase in employee compensation and related costs, other than stock option compensation expense, of approximately $145,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $393,000 to approximately $4,855,000 in the nine months ended July 31, 2023, from approximately $5,248,000 in the nine months ended July 31, 2022. The decrease in general and administrative expenses was primarily due to a decrease in employee stock option compensation expense of approximately $369,000, a decrease in consultant warrant expense of approximately $220,000, and a decrease in patent related costs of approximately $124,000, offset by an increase in employee compensation and related costs, other than stock option compensation expense of approximately $120,000 and an increase in directors stock option compensation expense of approximately $88,000.

Interest Income

Interest income was approximately $751,000 and $24,000 in the nine-month periods ended July 31, 2023 and 2022, respectively. The increase in interest income was due primarily to an increase in interest rates on our cash, cash equivalents and short-term investments.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, was approximately $88,000 and $123,000, respectively, in the nine months ended July 31, 2023 and 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of September 6, 2023, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. Under our at-the-market equity program as of July 31, 2023, we may sell up to $100 million of common stock. We did not sell any shares under our at-the-market equity program during the three and nine months ended July 31, 2023. We may seek to obtain working capital during our fiscal year 2023 or thereafter through sales of our equity securities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the nine months ended July 31, 2023, cash used in operating activities was approximately $4,240,000. Cash used in investing activities was approximately $5,009,000, resulting from the purchase of short-term investments totaling approximately $27,502,000, which was offset by the proceeds on maturities of short-term investments of approximately $22,493,000. Cash provided by financing activities was approximately $87,000, resulting from proceeds from exercise of stock options of approximately $81,000 and proceeds from the sale of common stock pursuant to our employee stock purchase plan of approximately $6,000. Our cash and cash equivalents including short-term investments, at July 31, 2023 decreased approximately $4,153,000 to approximately $25,534,000 from approximately $29,687,000 at the end of fiscal year 2022.

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

EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

We do not believe that any of the recently issued accounting pronouncements will have a material effect on the Company’s consolidated financial statements. See Note 7 to the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of July 31, 2023, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

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

There was no change in our internal control over financial reporting during the third quarter of fiscal year 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended July 31, 2023, the Company issued an aggregate of 17,554 shares of our common stock to companies in payment of investor relations services. The common stock was issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act as they were issued to recipients, without a view to distribution, and were not issued through any general solicitation or advertisement.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 6, 2023.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 6, 2023.
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 6, 2023.
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 6, 2023.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXA BIOSCIENCES, INC.

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman and Chief Executive Officer
September 6, 2023		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial and
September 6, 2023		Accounting Officer)

