Form 10-K
period 2023-10-31
Anixa Biosciences Inc
filed 2024-01-16
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number: 001-37492

ANIXA BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	11-2622630
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of April 28, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ on such date ($4.08): $120,568,574.

On January 16, 2024, the registrant had outstanding 31,699,701 shares of common stock, par value $0.01 per share, which is the registrant’s only class of common stock.

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

CERTAIN TERMS USED IN THIS REPORT

References in this Report to “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. unless otherwise indicated.

PART I

Item 1. Business.

Overview

Anixa Biosciences, Inc. is a biotechnology company developing vaccines and therapies that are focused on critical unmet needs in oncology. Our vaccine programs include (i) the development of a preventative vaccine against triple negative breast cancer (“TNBC”), the most lethal form of breast cancer, as well other forms of breast cancer and (ii) the development of a preventative vaccine against ovarian cancer. Our therapeutics programs include (i) the development of a chimeric endocrine receptor T cell therapy, a novel form of chimeric antigen receptor T cell (“CAR-T”) technology, initially focused on treating ovarian cancer, which is being developed at our subsidiary, Certainty Therapeutics, Inc. (“Certainty”), and (ii) until March 2023, the development of anti-viral drug candidates for the treatment of COVID-19 focused on inhibiting certain protein functions of the virus.

We hold an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Cleveland Clinic Foundation (“Cleveland Clinic”) relating to certain breast cancer vaccine technology developed at Cleveland Clinic. The license agreement requires us to make certain cash payments to Cleveland Clinic upon achievement of specific development milestones. Utilizing this technology, we are working in collaboration with Cleveland Clinic to develop a method to vaccinate women against contracting breast cancer, focused initially on TNBC. The focus of this vaccine is a specific protein, α-lactalbumin, that is only expressed during lactation in a healthy mother’s mammary tissue. This protein disappears when the mother is no longer lactating, but reappears in many forms of breast cancer, especially TNBC. Studies have shown that vaccinating against this protein prevents breast cancer in mice.

In October 2021, following the U.S. Food and Drug Administration’s (“FDA”) authorization to proceed, we commenced dosing patients in a Phase 1 clinical trial of our breast cancer vaccine. This study, which is being funded by a U.S. Department of Defense grant to Cleveland Clinic, is a multiple-ascending dose Phase 1 trial to determine the maximum tolerated dose (“MTD”) of the vaccine in patients with early-stage, triple-negative breast cancer as well as monitor immune response. The study is being conducted at Cleveland Clinic. The first segment of the study, Phase 1a, will consist of 18 to 24 patients who have completed treatment for early-stage, triple-negative breast cancer within the past three years and are currently tumor-free but at high risk for recurrence. Studies show that 42% of TNBC patients will have a recurrence of their cancer, with most of the recurrences occurring in the first two to three years after standard of care treatment. During the course of the Phase 1a study, participants will receive three vaccinations, each two weeks apart, and will be closely monitored for side effects and immune response. In January 2023, the number of participants in each dose cohort was expanded, and as of August 2023, we had completed vaccinating all patients in these expanded cohorts. In December 2023, we presented the immunological data collected to date at the San Antonio Breast Cancer Symposium. The data presented show that in the vaccinated women who had been tested to date, various levels of antigen-specific T cell responses were observed at all dose levels. We have begun vaccinating participants in up to three additional dose cohorts at dose levels higher than the currently determined MTD and lower than the highest dose where we observed dose limiting toxicity. Further, we have commenced vaccination of participants in the second segment of the trial, Phase 1b, that includes participants who have never had cancer, but carry certain genetic mutations such as BRCA1, BRCA2 or PALB2, that indicate a greater risk of developing TNBC in the future, and have elected to have a prophylactic mastectomy. Finally, we are currently enrolling participants in the third segment of the trial, Phase 1c, that includes post-operative TNBC patients that have residual disease following neoadjuvant chemo-immunotherapy and are currently undergoing treatment with pembrolizumab (Keytruda®).

In November 2020, we executed a license agreement with Cleveland Clinic pursuant to which the Company was granted an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by Cleveland Clinic relating to certain ovarian cancer vaccine technology. The license agreement requires us to make certain cash payments to Cleveland Clinic upon achievement of specific development milestones. This technology pertains to among other things, the use of vaccines for the treatment or prevention of ovarian cancers which express the anti-Mullerian hormone receptor 2 protein containing an extracellular domain (“AMHR2-ED”). In healthy tissue, this protein regulates growth and development of egg-containing follicles in the ovary. While expression of AMHR2-ED naturally and markedly declines during menopause, this protein is expressed at high levels in the ovaries of postmenopausal women with ovarian cancer. Researchers at Cleveland Clinic believe that a vaccine targeting AMHR2-ED could prevent the occurrence of ovarian cancer.

In May 2021, Cleveland Clinic was granted acceptance for our ovarian cancer vaccine technology into the National Cancer Institute’s (“NCI”) PREVENT program. The NCI is a part of the National Institutes of Health (“NIH”). The PREVENT program is a peer-reviewed agent development program designed to support pre-clinical development of innovative interventions and biomarkers for cancer prevention and interception towards clinical trials. The scientific and financial resources of the PREVENT program are being used for our ovarian cancer vaccine technology to perform virtually all pre-clinical research and development, manufacturing and Investigational New Drug (“IND”) application enabling studies. This work is being performed at NCI facilities, by NCI scientific staff and with NCI financial resources and will require no material financial expenditures by the Company, nor the transfer of any rights of the Company’s assets.

Our subsidiary, Certainty, is developing immuno-therapy drugs against cancer. Certainty holds an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading NCI designated cancer research center, relating to Wistar’s chimeric endocrine receptor targeted therapy technology. We have initially focused on the development of a treatment for ovarian cancer, but we also may pursue applications of the technology for the development of treatments for additional solid tumors. The license agreement requires Certainty to make certain cash and equity payments to Wistar upon achievement of specific development milestones. With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty, such equity stake subject to dilution by further funding of Certainty’s activities by the Company. Due to such Company funding, Wistar’s equity stake in Certainty was 4.6% as of October 31, 2023.

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), has begun human clinical testing of the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer. After receiving authorization from the FDA, we commenced enrollment of patients in a Phase 1 clinical trial and treated the first patient in August 2022. Further, in May 2023 and August 2023, we treated the second and third patients in the trial, respectively, at the same dose level as the first patient, and the treatment appears to have been well-tolerated by all patients treated to date. We anticipate that we will begin enrolling the successive patient cohort, that we expect to give a three-times higher dose of cells, in the first calendar quarter of 2024. This study is a dose-escalation trial with two arms based on delivery method—intraperitoneal or intravenous—to determine the maximum tolerated dose in patients with recurrent epithelial ovarian cancer and to assess persistence, expansion and efficacy of the modified T cells. The study is being conducted at Moffitt and will consist of 24 to 48 patients who have received at least two prior lines of chemotherapy. The study is estimated to be completed in two to four years depending on multiple factors including when maximum tolerated dose is reached, the rate of patient enrollment, and how long we maintain the two different delivery methods.

In April 2020, we entered into a collaboration with OntoChem GmbH (“OntoChem”) which was later assigned to MolGenie GmbH, a company spun-out from OntoChem focused on drug discovery and development, to discover and ultimately develop anti-viral drug candidates against COVID-19. Through this collaboration, we identified compounds that appeared to be effective in disrupting the main protease of SARS-CoV-2, the virus that causes the disease COVID-19. While our compounds have shown promise as an effective treatment, results of animal studies indicate that there is not sufficient oral bioavailability, and it is unclear whether an orally delivered treatment may be developed. We do not currently believe that there is a viable market for an injectable treatment given the current oral treatments available. Furthermore, we believe the needed additional investment in research for alternative delivery methods would divert resources from more promising projects. Therefore, in March 2023, we decided to pause further development of our COVID-19 therapeutic. We continue to prosecute our U.S. patent applications of this technology and may decide to restart development at some time in the future.

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

Over the past several years, our revenue was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation (during the year ended October 31, 2023, we derived approximately $210,000 of revenue from these activities). We have not generated any revenue to date from our vaccine or therapeutics programs. In addition, while we pursue our vaccine and therapeutics programs, we may also make investments in and form new companies to develop additional emerging technologies. We do not expect to begin generating revenue with respect to any of our current vaccine or therapy programs in the near term. We hope to achieve a profitable outcome by eventually licensing our technologies to large pharmaceutical companies that have the resources and infrastructure in place to manufacture, market and sell our technologies as vaccines or therapeutics. The eventual licensing of any of our technologies may take several years, if it is to occur at all, and may depend on positive results from human clinical trials.

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

The Breast Cancer Market

According to American Cancer Society statistics, breast cancer accounts for over 30% of all female cancer cases, and 15% of cancer deaths in women. It has been estimated that in 2023, 301,000 new cases of breast cancer would be diagnosed in the U.S. and 43,000 women would die from this disease. Despite continuous advances made in the field of cancer research every year, invasive female breast cancer incidence rates have been increasing by approximately 0.5% per year over the past 15 years.

The market for prophylactic cancer vaccines is sizable—bigger in fact than the market for any type of cancer therapeutic. After all, doctors administer cancer drugs only after a patient has been diagnosed, while a prophylactic vaccine may be administered to all people who have a possibility of developing the disease.

While in the U.S., 301,000 women were estimated to be diagnosed with breast cancer in 2023, there are approximately 82 million women age 40 and over—the time in life when women face an increased risk of developing breast cancer. Worldwide, the number is dramatically larger.

The Ovarian Cancer Market

According to American Cancer Society statistics, ovarian cancer accounts for just 2% of all female cancer cases, but nearly 5% of cancer deaths in women due to the disease’s low survival rate. It has been estimated that in 2023, 20,000 new cases of ovarian cancer would be diagnosed and 13,000 American women would die from this disease. Despite continuous advances made in the field of cancer research every year, we believe there remains a significant unmet medical need, as the overall five-year relative survival rate for ovarian cancer patients is 50%. However, ovarian cancer survival varies substantially by age, with the overall five-year survival rate for women 65 and older of only 32%.

The market for prophylactic cancer vaccines is sizable—bigger in fact than the market for any type of cancer therapeutic. While in the U.S., 20,000 women were estimated to be diagnosed with ovarian cancer in 2023, there are approximately 41 million women age 60 and over—the time in life when women face an increased risk of developing ovarian cancer. Worldwide, the number is dramatically larger.

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

CAR-T therapeutics have demonstrated positive results in B-cell cancers, but very little progress has been made on solid tumors. Our CAR-T technology is initially focused on ovarian cancer and is based on engineering killer T cells with the Follicle Stimulating Hormone (“FSH”) to target ovarian cells that express the FSH-Receptor. Data on this technology, including the animal studies showing efficacy, was published in January 2017 in the journal, Clinical Cancer Research. The FSH-Receptor has been shown to be a very exclusive protein found on a large percentage of ovarian cancer cells, but not on a significant number of non-ovarian healthy tissues in adult females.

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

We performed numerous studies in preparation for human clinical studies. In those studies, several groups of tumor free, female mice were intra-peritoneally infused with increasing concentrations of the murine CAR-T construct and their health status was monitored for up to five months. The following summarizes the results of these studies:

●	No treated mice showed any signs of pain/stress, difficulty breathing or increased respiratory rate, reduced movement, reduced grooming or feeding, dehydration, anorexia or any other sign of distress. Control mice also did not show any distress.
●	The treated mice did not show any weight loss. Control mice also did not show any weight loss.
●	One cohort of treated mice also had blood drawn periodically for measurement of markers for liver function (AST-Aspartate transaminase/ALT-Alanine transaminase), kidney function (creatinine), and metabolic function (glucose). No abnormal values were observed, as was the case for control mice.
●	Serum IL-6 (interleukin-6) increased in the treated mice, as well as mice treated with control T cells. This indicated that the T cells were inducing the expected inflammatory response.
●	Histological analysis of the ovaries showed that 60% of the treated mice had significant reduction in ovarian mass, while the control mice exhibited no reduction. This observation confirms that the CAR-T was successfully attacking the ovaries, as we hoped and expected.

While these results are positive, there are many uncertainties in drug development, and most drugs fail to reach commercialization. In the future, we hope to achieve a profitable outcome by eventually licensing our technology to a large pharmaceutical company that has the resources and infrastructure in place to manufacture, market and sell our technology as a cancer treatment.

The Market

We believe that our CAR-T technology may be used as an effective treatment against multiple solid tumor types, however, we have initially focused on ovarian cancer. According to American Cancer Society statistics, ovarian cancer accounts for just 2% of all female cancer cases, but nearly 5% of cancer deaths in women due to the disease’s low survival rate. It has been estimated that in 2023, approximately 20,000 new cases of ovarian cancer would be diagnosed and 13,000 American women would die from this disease. Despite continuous advances made in the field of cancer research every year, there remains a significant unmet medical need, as the overall five-year relative survival rate for ovarian cancer patients is 50%. However, ovarian cancer survival varies substantially by age, with the overall five-year survival rate for women 65 and older of only 32%.

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

Employees

As of October 31, 2023, we had five employees, four full-time and one part time, working for our Company and subsidiaries. In addition, we work with research teams at Moffitt and Cleveland Clinic, as well as their and our subcontractors, to develop each of our projects.

Summary Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Report and the other reports and documents filed by us with the SEC.

Risks Relating to Our Financial Condition and Operations

●	We have a history of losses and may incur additional losses in the future.
●	We will need additional funding in the future which may not be available on acceptable terms, or at all, and, if available, may result in dilution to our stockholders.
●	We may have difficulty in raising capital and may consume resources faster than expected.

Risks Related to our Research & Development, Clinical and Commercialization Activities

●	Our therapeutic and vaccine programs are pre-revenue, and subject to the risks of an early-stage biotechnology company.
●	Our current business model relies on strategic collaborations with commercial partners to provide the resources and infrastructure to manufacture and ultimately market and/or sell our technologies. We may have difficulty in timing the establishment of these partnerships to achieve the greatest economic benefit for the Company, or in establishing these partnerships at all.
●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
●	We have never generated any revenue from biotechnology and pharmaceutical product sales and our biotechnology and pharmaceutical products may never be profitable.
●	The therapeutics and vaccines that we are developing are novel and present significant challenges to successfully reaching market.
●	While pre-clinical testing and the limited human clinical testing of our product candidates has been positive, we may experience unfavorable results once we collect statistically significant data from human clinical trials.
●	We are dependent on third parties to conduct our pre-clinical and clinical trials.
●	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

Risks Related to our Intellectual Property

●	We rely on licenses from Wistar for our CAR-T technology and Cleveland Clinic for our breast and ovarian cancer vaccine technologies, and if we lose any of these licenses it may remove or limit our ability to develop and commercialize products and technology covered by these license agreements and we may be subjected to future litigation.

Risks Related to our Common Stock

●	The issuance or sale of shares in the future, including in connection with our current at-the-market offering program, to raise money or for strategic purposes could reduce the market price of our common stock.
●	We have issued a significant number of securities pursuant to our incentive plans and may continue to do so in the future. The vesting and, if applicable, exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute stockholders’ percentage ownership interest and may also result in downward pressure on the price of our common stock.

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

On a cumulative basis, we have sustained substantial losses and negative cash flows from operations since our inception. As of October 31, 2023, our accumulated deficit was approximately $228,196,000. As of October 31, 2023, we had approximately $23,844,000 in cash, cash equivalents and short-term investments, and working capital of approximately $23,328,000. In fiscal year 2023, we incurred losses of approximately $9,930,000 and we experienced negative cash flows from operations of approximately $6,209,000. We expect to continue incurring material research and development and general and administrative expenses in connection with our operations. As a result, we anticipate that we will incur losses in the future.

We will need additional funding in the future which may not be available on acceptable terms, or at all, and, if available, may result in dilution to our stockholders.

Based on currently available information as of January 16, 2024, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our activities for at least the next 12 months. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents and short-term investments are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. We may seek to obtain working capital through sales of our equity securities, including through our current at-the-market offering program, or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders. Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

We may have difficulty in raising capital and may consume resources faster than expected.

We currently do not generate any revenue from our therapeutics or vaccines nor do we generate any other recurring revenues and as of October 31, 2023, the Company had approximately $23,844,000 in cash, cash equivalents and short-term investments. Therefore, we have a limited source of cash to meet our future capital requirements, which may include the expensive process of obtaining FDA approvals for our CAR-T ovarian cancer therapeutic and our breast and ovarian cancer vaccines. We do not expect to generate significant revenues for the foreseeable future, which would leave us without resources to continue our operations and force us to resort to raising additional capital in the form of equity or debt financings, which may not be available to us. We may have difficulty raising needed capital in the near or longer term as a result of, among other factors, the very early stage of our therapeutics and vaccine businesses and our lack of revenues as well as the inherent business risks associated with an early stage, biotechnology company and present and future market conditions. Also, we may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. Our inability to raise funds could lead to decreases in the price of our common stock and the failure of our therapeutics and vaccine businesses which would have a material adverse effect on the Company.

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

Risks Related to our Research & Development, Clinical and Commercialization Activities

Our therapeutic and vaccine programs are pre-revenue, and subject to the risks of an early-stage biotechnology company.

Since the Company’s primary focus for the foreseeable future will likely be our therapeutics and vaccine businesses, shareholders should understand that we are primarily an early-stage biotechnology company with no history of revenue-generating operations, and our only assets consist of our proprietary and licensed technologies and the know-how of our officers and employees. Therefore, we are subject to all the risks and uncertainties inherent in a new business, in particular new businesses engaged in CAR-T cancer therapeutics and cancer vaccines, as well as whether our current business plan is sound. Our CAR-T ovarian cancer therapeutic and our breast and ovarian cancer vaccines are in their early stages of development, and we still must establish and implement many important functions necessary to commercialize the technologies.

Accordingly, you should consider the Company’s prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in their pre-revenue generating stages, particularly those in the biotechnology field. Shareholders should carefully consider the risks and uncertainties that a business with limited operating history will face. In particular, shareholders should consider that there is a significant risk that we will not be able to:

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

Any of the foregoing risks may adversely affect the Company and result in the failure of our business. In addition, we expect to encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. Over the next several quarters, we will need to continue broadening our focus from a research and development company to a company capable of supporting clinical trials and commercial activities, or enter into collaborations with partners that may provide those capabilities. We may not be able to reach such achievements, which would have a material adverse effect on our Company.

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

We are in the pre-clinical stage of developing our ovarian cancer vaccine technology and in the clinical stage with our CAR-T therapeutic technology and with our breast cancer vaccine technology. Our ability to generate revenue depends in large part on our ability, alone or with partners, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenues from sales of such products for the foreseeable future. Our ability to generate future revenues from product sales of our technologies depends heavily on our success in:

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

CAR-T product candidates represent a relatively new field of cellular immunotherapy. Advancing this novel and personalized therapy creates significant challenges for us, or a partner, including:

●	obtaining regulatory approval, as the FDA and other regulatory authorities have limited experience with commercial development of T cell therapies for cancer;
●	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;
●	developing a consistent and reliable process, while limiting contamination risks, for engineering and manufacturing T cells ex vivo and infusing the engineered T cells into the patient;
●	educating medical personnel regarding the potential benefits, as well as the challenges, of incorporating our product candidates into their treatment regimens;
●	establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy; and
●	the availability of coverage and adequate reimbursement from third-party payors for our novel and personalized therapy.

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

CAR-T therapies function through the binding of a genetically engineered killer T cell to a cancer cell. However, these engineered T cells destroy the cell they are bound to whether it is a cancer cell or a healthy cell. Therefore, the engineered T cells must be designed to only bind to either cancer cells or other target cells to minimize toxicity. Our CAR-T technology relies on the natural affinity of FSH to FSH-Receptor. Research by others has shown that in women the FSH-Receptor protein is found on ovary cells and generally in no other healthy tissue, and therefore, we engineer our T cells with FSH. However, as the research in this field is still new, we cannot guarantee that there is no FSH-Receptor on any other healthy tissue in the human body.

While pre-clinical testing and the limited human clinical testing of our product candidates has been positive, we may experience unfavorable results once we collect statistically significant data from human clinical trials.

We have limited human clinical data from our breast cancer vaccine and our CAR-T ovarian cancer therapeutic, and we have not initiated clinical trials for our ovarian cancer vaccine and we may not be able to commence clinical trials on the time frames we expect. As our discovery stage product candidate has only been tested in animals and our clinical stage candidates currently have limited human data, we face significant uncertainty regarding how effective and safe they will be in human patients and the results from pre-clinical studies may not be indicative of the results of clinical trials. Pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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

We depend and will continue to depend upon independent investigators and collaborators, such as universities, medical institutions, and strategic partners such as Moffitt for our CAR-T therapy and Cleveland Clinic for our breast and ovarian cancer vaccines to conduct our pre-clinical studies and clinical trials under agreements with us. Negotiations of budgets and contracts with study sites may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities could require us to perform additional clinical trials before approving our marketing applications. It is possible that, upon inspection, such regulatory authorities could determine that any of our clinical trials fail to comply with the cGCP regulations. In addition, our clinical trials must be conducted with biologic product produced under current good manufacturing practices, or cGMPs, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

In particular, our Phase 1 CAR-T ovarian cancer clinical trial is enrolling patients with late-stage ovarian cancer who have failed conventional treatment, and are willing and able to be treated at Moffitt. Our Phase 1a breast cancer vaccine clinical trial is enrolling patients who have undergone standard of care treatment for TNBC. Our Phase 1b breast cancer vaccine clinical trial is enrolling healthy women who, as a result of, among other things, testing positive for the BRCA1, BRCA2 or PALB2 gene mutations which are leading predictors of future incidence of breast cancer, have elected to have prophylactic mastectomies. Our Phase 1c breast cancer vaccine clinical trial is enrolling post-operative TNBC patients who have residual disease following neoadjuvant chemo-immunotherapy and are being treated with pembrolizumab (Keytruda®). These potential trial participants must be willing and able to undergo treatment at the Cleveland Clinic.

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

Any adverse developments that occur during any clinical trials conducted by academic investigators, our collaborators or other entities conducting clinical trials under independent IND applications may negatively affect the conduct of our clinical trials or our ability to obtain regulatory approvals or commercialize our product candidates.

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

Clinical trials are expensive, time consuming and difficult to design and implement.

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

In one of our breast cancer vaccine clinical trials, we will treat healthy women who, as a result of testing positive for certain gene mutations, have elected to have prophylactic mastectomies. Delivering an experimental treatment to a healthy individual is more complex and subject to more rigorous regulatory requirements and is more difficult to design and implement. In addition, in future clinical trials we will need to determine efficacy of the breast cancer vaccine as a cancer prevention which will be a considerably more complex clinical trial and will have significantly greater costs.

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

We have not previously submitted a Biologics License Application (“BLA”) or a New Drug Application (“NDA”) to the FDA, or similar approval filings to other foreign authorities. A BLA or NDA must include extensive pre-clinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency for each desired indication. It must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of T cell therapies and vaccines for cancer. The regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

We may also experience delays in completing planned clinical trials for a variety of reasons, including delays related to:

●	the availability of financial resources to commence and complete our planned clinical trials;
●	reaching agreement on acceptable terms with prospective clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;
●	recruiting suitable patients to participate in a clinical trial;
●	having patients complete a clinical trial or return for post-treatment follow-up;
●	clinical trial sites deviating from clinical trial protocol, failing to follow cGCPs, or dropping out of a clinical trial;
●	adding new clinical trial sites; or
●	manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a subject-by-subject basis for use in clinical trials.

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

The use of engineered T cells as a potential cancer treatment and the use of therapeutic and prophylactic cancer vaccines are recently developed technologies and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers, third-party payors and others in the medical community. Many factors will influence whether our product candidates are accepted in the market, including:

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

Our ability to compete and to achieve sustained profitability will be impacted by our ability to protect our CAR-T cancer therapeutics technologies, our breast cancer vaccine technologies, our ovarian cancer vaccine technologies and other proprietary discoveries and technologies. We expect to rely on a combination of patent protection, copyrights, trademarks, trade secrets, know-how, and regulatory approvals to protect our technologies. Our intellectual property strategy is intended to help develop and maintain our competitive position. While we have been granted multiple patents related to our technologies, there is no assurance that we will be able to obtain further patent protection for our technologies or any other technologies, nor can we be certain that the steps we will have taken will prevent the misappropriation and unauthorized use of our technologies. If we are not able to obtain and maintain patent protection our competitive position may be harmed, including our ability to license any product if we choose to have other parties commercialize them.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability to develop, manufacture, market and sell our CAR-T therapeutics, our breast cancer vaccine, our ovarian cancer vaccine and other proprietary discoveries and technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our CAR-T therapeutics, our breast cancer vaccine, our ovarian cancer vaccine and other proprietary discoveries and technologies. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing our CAR-T therapeutics, our breast cancer vaccine, our ovarian cancer vaccine and other proprietary discoveries and technologies. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease developing the infringing technology or product. In addition, we could be found liable for monetary damages. Claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business.

We rely on licenses from Wistar for our CAR-T technology and Cleveland Clinic for our breast and ovarian cancer vaccine technologies, and if we lose any of these licenses we may be subjected to future litigation.

We are party to royalty-bearing license agreements that grant us rights to use certain intellectual property, including patents and patent applications. We may need to obtain additional licenses from others to advance our research, development and commercialization activities. Our license agreements impose, and we expect that future license agreements if necessary will impose, various development, diligence, commercialization and other obligations on us.

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

In the future, we may issue securities to raise cash for operations, to pay down then existing indebtedness, as consideration for the acquisition of assets, as consideration for receipt of goods or services, to pay for the development of our CAR-T cancer therapeutics, to pay for the development of our breast cancer vaccine, to pay for the development of our ovarian cancer vaccine and for acquisitions of companies. We have an at-the-market equity offering under which, as of January 16, 2024 we may issue up to approximately $98 million of common stock, which is currently effective, and which may remain available to us in the future. We also have, and in the future may, issue securities convertible into our common stock. Any of these events may dilute stockholders’ ownership interests in our company and have an adverse impact on the price of our common stock.

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

Our reported revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future, specifically as we continue to devote our resources towards our CAR-T cancer therapeutics and our breast and ovarian cancer vaccines. It is possible that in future periods, we will have no revenue or, in any event, revenues could fall below or expenses could rise above the expectations of securities analysts or investors, which could cause the market price of our common stock to decline. The following are among the factors that could cause our operating results to fluctuate significantly from period to period:

●	patient enrollment rates for our clinical trials;
●	delays with respect to our clinical trials;
●	clinical trial results relating to our CAR-T cancer therapeutics;
●	clinical trial results relating to our breast cancer vaccine;
●	results of pre-clinical studies relating to our ovarian cancer vaccine;
●	progress with regulatory authorities towards the certification/approval of our CAR-T cancer therapeutics, our breast cancer vaccine or our ovarian cancer vaccine; and
●	costs related to acquisitions, alliances and licenses.

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

The stock market has experienced significant price and volume fluctuations, and the market prices of biotechnology companies have been highly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

●	announcements of developments in the fields of CAR-T therapeutics or cancer vaccines;
●	developments in relationships with third party vendors and laboratories;
●	developments or disputes concerning our patents and other intellectual property;
●	our or our competitors’ technological innovations;
●	variations in our quarterly operating results;
●	our failure to meet or exceed securities analysts’ expectations of our financial results;
●	a change in financial estimates or securities analysts’ recommendations;
●	changes in management’s or securities analysts’ estimates of our financial performance;
●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents; and
●	the timing of or our failure to complete significant transactions.

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

We have issued a significant number of securities pursuant to our incentive plans and may continue to do so in the future. The vesting and, if applicable, exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute stockholders’ percentage ownership interest and may also result in downward pressure on the price of our common stock.

As of the date of this Report, we have issued and outstanding options to purchase 12,735,000 shares of our common stock with a weighted average exercise price of $3.68. Further, as of the date of this Report, our Board of Directors and Compensation Committee have the authority to issue awards totaling an additional 665,000 shares of our common stock which is replenished on a yearly basis in accordance with the provisions of our plan. Additionally, we have registered for resale all of the shares of common stock issuable under our incentive plans. Because the market for our common stock is thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common stock. Furthermore, the mere existence of a significant number of shares of common stock issuable upon vesting and, if applicable, exercise of these securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We will provide the disclosure required under this Item 1C in our annual report for the year ended October 31, 2024 which is the first annual report for a fiscal year ending on or after December 15, 2023, the date on which disclosure under Item 106 of Regulation S-K is required.

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

Holders

As of January 12, 2024, the approximate number of record holders of our common stock was 312 and the closing price of our common stock was $4.39 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The following is information as of October 31, 2023 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our 2010 Share Incentive Plan and our 2018 Share Incentive Plan. See Note 4 to our Consolidated Financial Statements for more information on these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders (1)	1,189,000	$2.94	-
Equity compensation plans approved by security holders (2)	10,241,000	$3.67	750,000

(1)	On July 14, 2010, the Board adopted the 2010 Share Incentive Plan. Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates were eligible to participate in the 2010 Share Incentive Plan. The 2010 Share Incentive Plan provided for the grant of stock options, stock appreciation rights, stock awards, and performance awards and stock units. The 2010 Share Incentive Plan terminated with respect to additional grants on July 14, 2020.

(2)	The 2018 Share Incentive Plan was adopted by the Board on January 25, 2018 and approved by our shareholders on March 29, 2018. Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates are eligible to participate in the 2018 Share Incentive Plan. The 2018 Share Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units (the “2018 Benefits”). The maximum number of shares of common stock available for issuance under the 2018 Share Incentive Plan was initially 5,000,000 shares. Additionally, commencing on the first business day in January 2019 and on the first business day of each calendar year thereafter, the maximum aggregate number of shares available for issuance shall be replenished such that, as of such first business day, the maximum aggregate number of shares available for issuance shall be 2,000,000 shares. The 2018 Share Incentive Plan is administered by the Compensation Committee, which determines the option price, term and provisions of the 2018 Benefits. The 2018 Share Incentive Plan terminates with respect to additional grants on March 28, 2028. The Board may amend, suspend or terminate the 2018 Share Incentive Plan at any time, subject in certain respects to obtaining shareholder approval.

Dividend Policy

No cash dividends have been paid on our common stock since our inception. We have no present intention to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three months ended October 31, 2023, the Company issued an aggregate of 6,756 unregistered shares of our common stock to a company in payment of investor relations services. The common stock was issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act as they were issued in a private transaction to investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In reviewing Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should refer to our Consolidated Financial Statements and the notes related thereto.

Results of Operations

Fiscal Year ended October 31, 2023 compared with Fiscal Year ended October 31, 2022

Revenue

In fiscal year 2023, we recorded revenue of approximately $210,000 from one license agreement related to our encrypted audio/video conference calling technology. The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, and covenant not to sue. Pursuant to the terms of the agreement, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services. Accordingly, the performance obligations from the license were satisfied and 100% of the revenue was recognized upon execution of the license agreement. We did not have any revenue in fiscal year 2022.

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

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses Related to Patent Assertion

In fiscal year 2023, inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion activities were approximately $161,000. Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized. Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

We did not have any inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion activities in fiscal year 2022.

Research and Development Expenses

Research and development expenses incurred in fiscal year 2023 associated with each of our development programs consisted of approximately $1,839,000 for CAR-T therapeutics, approximately $2,682,000 for cancer vaccines, and approximately $248,000 for anti-viral therapeutics.

Research and development expenses are related to the development of our cancer therapeutic and vaccine programs, and our anti-viral drug program, and decreased by approximately $1,934,000 to approximately $4,769,000 in fiscal year 2023, from approximately $6,703,000 in fiscal year 2022. The decrease in research and development expenses was primarily due to a decrease in employee stock option compensation expense of approximately $1,386,000, a decrease in research and development expenses related to our COVID-19 development program of approximately $485,000 as a result of the suspension of that program in March 2023, a decrease in license fees of approximately $225,000, a decrease in consultant stock option expense of approximately $213,000, a decrease in research and development expenses related to our CAR-T development program of approximately $156,000, and a decrease in research and development expenses related to our ovarian cancer vaccine development program of approximately $130,000, offset by an increase in research and development expenses related to our breast cancer vaccine development program of approximately $563,000 and an increase in employee compensation and related costs, other than stock option compensation expense, of approximately $147,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $881,000 to approximately $6,291,000 in fiscal year 2023, from approximately $7,172,000 in fiscal year 2022. The decrease in general and administrative expenses was principally due to a decrease in employee stock option compensation expense of approximately $309,000, a decrease in professional fees of approximately $239,000, a decrease in consultant warrant expense of approximately $221,000, a decrease in employee compensation and related costs, other than stock option compensation expense, of approximately $214,000, and a decrease in patent expenses of approximately $152,000, offset by an increase in director compensation expense, other than stock option compensation expense, of approximately $121,000 and an increase in director stock option compensation expense of approximately $116,000.

Interest Income

Interest income increased to approximately $1,081,000 in fiscal year 2023 compared to approximately $104,000 in fiscal year 2022, due to an increase in interest rates and the increased dollar amount held in short-term investments.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s ownership interest in Certainty’s net loss, decreased by approximately $57,000 to approximately $119,000 in fiscal year 2023, from approximately $176,000 in fiscal year 2022, as Certainty’s net loss decreased.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of January 16, 2024, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. Under our at-the-market equity program, which is currently effective and may remain available for us to use in the future, as of October 31, 2023, we may sell up to $100 million of common stock. We did not sell any shares under our at-the-market equity program during the fiscal year ended October 31, 2023. We may seek to obtain working capital during our fiscal year 2024 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the fiscal year ended October 31, 2023, cash used in operating activities was approximately $6,209,000. Cash used in investing activities was approximately $5,602,000, resulting from the purchase of short-term investments of approximately $44,411,000, which was offset by the proceeds on maturities of short-term investments of approximately $38,809,000. Cash provided by financing activities was approximately $366,000, resulting from proceeds from the exercise of stock options of approximately $353,000 and proceeds from the sale of common stock pursuant to an employee stock purchase plan of approximately $13,000. As a result, our cash, cash equivalents, and short-term investments at October 31, 2023 decreased approximately $5,843,000 to approximately $23,844,000 from approximately $29,687,000 at the end of fiscal year 2022.

We have expected future cash obligations related to the lease of our offices through 2026, estimated at approximately $202,000.

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

●	Revenue Recognition;
●	Stock-Based Compensation; and
●	Research and Development Expense.

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

Stock-Based Compensation

The compensation cost for service-based stock options granted to employees, directors and consultants is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to four years. For employee options vesting if the trading price of the Company’s common stock exceeds certain price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period. For stock-based awards that vest upon the achievement of a performance metric, the Company recognizes the estimated fair value of the award when achievement becomes probable.

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

Research and Development Expense

We recognize research and development expenses as incurred. Advance payments for future research and development activities are deferred and expensed as the services are performed. We recognize our preclinical studies and clinical trial expenses based on the services performed pursuant to contracts with research institutions, clinical research organizations (“CROs”), clinical manufacturing organizations (“CMOs”), and other parties that conduct and manage various stages of research and development activities on our behalf. Fees for such services are recognized based on management’s estimates after considering the activities and tasks completed by each service provider in a given period, the time period over which services are expected to be performed, and the level of effort expended in each reporting period.

At each balance sheet date, management estimates prepaid and accrued research and development costs by discussing progress or stage of completion of activities with internal personnel and external service providers, and comparing this information to payments made, invoices received, and the agreed-upon contractual fee to be paid for such services in the applicable contract or statements of work.

In addition, we allocate certain internal compensation costs to research and development expenses based on management’s estimates of each employee’s time and effort expended.

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

Item 8. Financial Statements and Supplementary Data.

See accompanying “Index to Consolidated Financial Statements.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of fiscal year 2023.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of October 31, 2023. In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption of the Commission that permits smaller reporting companies and non-accelerated filers, such as the Company, to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2023 has not been audited by our auditors, Haskell & White LLP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders scheduled for March 21, 2024 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2023, and will be incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders scheduled for March 21, 2024 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2023, and will be incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders scheduled for March 21, 2024 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2023, and will be incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders scheduled for March 21, 2024 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2023, and will be incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders scheduled for March 21, 2024 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2023, and will be incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)(2) Financial Statement Schedules

See accompanying “Index to Consolidated Financial Statements.”

(b)	Exhibits

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and Form S-3, dated February 11, 2014.)
3.2	Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.2 to our Form 10-K for the fiscal year ended October 31, 2013.)
3.3	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated September 4, 2014.)
3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated September 10, 2014.)
3.5	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated June 25, 2015.)
3.6	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended April 30, 2018.)
3.7	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated October 1, 2018.)
3.8	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated August 13, 2020.)
3.9	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.8 to our Form 10-K for the fiscal year ended October 31, 2019.)
3.10	Amendment to the Amended and Restated Bylaws of the Company. (Incorporated by reference to our Form 8-K, dated April 2, 2021.)
4.1	Form of Underwriter Warrants. (Incorporated by reference to Exhibit 4.1 to our Form 8-K, dated March 24, 2021.)
4.2	Description of the Company’s Securities Registered under Section 12 of the Exchange Act (Incorporated by reference to the description of our common stock contained in our Current Report on Form 8-K filed on March 31, 2014.)
10.1	2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 20, 2010.)
10.2	Amendment No. 1 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 7, 2011.)

10.3	Amendment No. 2 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 5, 2012.)
10.4	Amendment No. 3 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended January 31, 2014.)
10.5	2018 Share Incentive Plan. (Incorporated by reference to Exhibit 4.13 to our Form S-8 dated October 1, 2018.)
10.6	License Agreement, dated November 13, 2017, between Certainty Therapeutics, Inc. and The Wistar Institute of Anatomy and Biology. (Incorporated by reference to Exhibit 10.14 to our Form 10-K, dated January 9, 2018.) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)
10.7	Amendment to License Agreement between Certainty Therapeutics, Inc. and The Wistar Institute of Anatomy and Biology. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended January 31, 2021.) (Certain information has been redacted in the marked portions of the exhibit.)
10.8	Amended and Restated Master Collaboration Agreement, dated November 1, 2021, between Certainty Therapeutics, Inc. and H. Lee Moffitt Cancer Center and Research Institute, Inc. (Incorporated by reference to Exhibit 10.8 to our Form 10-K for the fiscal year ended October 31, 2021.)
10.9	Exclusive License Agreement, dated July 8, 2019, between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended July 31, 2019.) (Certain information has been redacted in the marked portions of the exhibit.)
10.10	Amendment to Exclusive License Agreement between the Company and The Cleveland Clinic Foundation. (Filed herewith.)
10.11	Exclusive License Agreement, dated October 20, 2020, between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.14 to our Form 10-K, for the fiscal year ended October 31, 2020.) (Certain information has been redacted in the marked portions of the exhibit.)
10.12	Amendment No. 1 to Exclusive License Agreement between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended July 31, 2022.) (Certain information has been redacted in the marked portions of the exhibit.)
10.13	Form of Controlled Equity OfferingSM Sales Agreement (Incorporated by reference to Exhibit 10.1 to our Form S-3 dated September 9, 2022)
14	Code of Conduct (Incorporated by reference to Exhibit 14 to our Form 10-K, for the fiscal year ended October 31, 2020.)
19	Insider Trading Policy (Filed herewith.)
21	Subsidiaries of Anixa Biosciences, Inc. (Incorporated by reference to Exhibit 21 to our Form 10-K, for the fiscal year ended October 31, 2020.)
23.1	Consent of Haskell & White LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 16, 2024. (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 16, 2024. (Filed herewith.)
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 16, 2024. (Filed herewith.)
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 16, 2024. (Filed herewith.)
99.1	Clawback Policy (Filed herewith.)

Item 16. Form 10-K Summary.

The Company has elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anixa Biosciences, Inc.

	By:	/s/ Amit Kumar
Dr. Amit Kumar
Chairman of the Board and
January 16, 2024		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Amit Kumar
Dr. Amit Kumar
Chairman of the Board and
Chief Executive Officer
January 16, 2024		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
President, Chief Operating Officer and
Chief Financial Officer
January 16, 2024		(Principal Financial and Accounting Officer)

	By:	/s/ Lewis H. Titterton, Jr.
Lewis H. Titterton, Jr.
January 16, 2024		Director

	By:	/s/ Arnold Baskies
Dr. Arnold Baskies
January 16, 2024		Director

	By:	/s/ Emily Gottschalk
Emily Gottschalk
January 16, 2024		Director

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Anixa Biosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Anixa Biosciences, Inc. (the “Company”) as of October 31, 2023 and 2022, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended October 31, 2023, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Research and Development Expenses – Refer to Note 2 of the Consolidated Financial Statements

Critical Audit Matter Description:

The Company recognizes research and development expenses as incurred. Advance payments for future research and development activities are deferred and expensed as the services are performed. The Company recognizes its preclinical studies and clinical trial expenses based on the services performed pursuant to contracts with research institutions, clinical research organizations (“CROs”), clinical manufacturing organizations (“CMOs”), and other parties that conduct and manage various stages of research and development activities on the Company’s behalf. Fees for such services are recognized based on management’s estimates after considering the activities and tasks completed by each service provider in a given period, the time period over which services are expected to be performed, and the level of effort expended in each reporting period.

At each balance sheet date, management estimates prepaid and accrued research and development costs by discussing progress or stage of completion of activities with internal personnel and external service providers, and comparing this information to payments made, invoices received, and the agreed-upon contractual fee to be paid for such services in the applicable contract or statements of work.

In addition, the Company allocates certain internal compensation costs to research and development expenses based on management’s estimates of each employee’s time and effort expended.

How the Critical Matter was Addressed in the Audit:

The primary procedures we performed to address this critical audit matter included the following:

●	We obtained an understanding, and evaluated the design and implementation, of controls relating to research and development costs, including controls over the review of third-party contracts, the process of gathering information from external and internal sources and management’s review thereof, and the determination of prepaid positions, period-end accruals, and expense allocations.

●	For the Company’s significant third-party contracts, we performed the following procedures:

○	We obtained and read related master service agreements, statements of work, or other supporting agreements with the research institution, CRO, or CMO.
○	We performed corroborating inquiries with management personnel responsible for the oversight of the activities regarding the nature and status of work performed.
○	We evaluated evidence of services provided by third parties including invoices regarding activities completed, and we inspected evidence supporting payments made by the Company.
○	We compared the data and evidence obtained from internal and external sources to the amounts recorded by management and recalculated the related research and development expense and prepaid research and development expense.

●	For the Company’s internal compensation allocations, we performed the following procedures:

○	We performed corroborating inquiries with management personnel responsible for the oversight of the activities regarding the nature of employee services performed.
○	We evaluated the reasonableness of allocations estimated by management by comparisons with prior periods and evaluating the reasonableness of significant changes made by management.
○	We obtained written representations from management regarding the appropriateness of allocation estimates.

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2013

Irvine, California

January 16, 2024

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	October 31,	October 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$915	$12,360
Short–term investments	22,929	17,327
Receivables	270	46
Prepaid expenses and other current assets	1,242	467
Total current assets	25,356	30,200

Operating lease right-of-use asset	166	212

Total assets	$25,522	$30,412

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$206	$265
Accrued expenses	1,770	1,726
Operating lease liability	52	46
Total current liabilities	2,028	2,037

Operating lease liability, non-current	123	175
Total liabilities	2,151	2,212

Commitments and contingencies (Note 6)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 31,145,219 and 30,913,902 shares issued and outstanding as of October 31, 2023 and 2022, respectively	311	309
Additional paid-in capital	252,222	247,123
Accumulated deficit	(228,196)	(218,385)
Total shareholders’ equity	24,337	29,047
Noncontrolling interest (Note 2)	(966)	(847)
Total equity	23,371	28,200

Total liabilities and equity	$25,522	$30,412

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended October 31,
	2023	2022

Revenue	$210	$-

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses	161	-
Research and development expenses (including non-cash share based compensation expenses of $2,037 and $3,635, respectively)	4,769	6,703
General and administrative expenses (including non-cash share based compensation expenses of $2,698 and $3,117, respectively)	6,291	7,172

Total operating costs and expenses	11,221	13,875

Loss from operations	(11,011)	(13,875)

Interest income	1,081	104

Net loss	(9,930)	(13,771)

Less: Net loss attributable to noncontrolling interest	(119)	(176)

Net loss attributable to common stockholders	$(9,811)	$(13,595)

Net loss per share:
Basic and diluted	$(0.32)	$(0.45)

Weighted average common shares outstanding:
Basic and diluted	30,980	30,374

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2023 AND 2022

(in thousands, except share data)

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

BALANCE, October 31, 2021	30,050,894	$301	$239,927	$(204,790)	$35,438	$(671)	$34,767

Stock option compensation to employees and directors	-	-	6,000	-	6,000	-	6,000
Stock options and warrants issued to consultants	-	-	655	-	655	-	655
Common stock issued upon exercise of stock options and warrants	827,619	8	431	-	439	-	439
Common stock issued to consultants	30,648	-	97	-	97	-	97
Common stock issued pursuant to employee stock purchase plan	4,741	-	13	-	13	-	13
Net loss	-	-	-	(13,595)	(13,595)	(176)	(13,771)

BALANCE, October 31, 2022	30,913,902	$309	$247,123	$(218,385)	$29,047	$(847)	$28,200

Stock option compensation to employees and directors	-	-	4,422	-	4,422	-	4,422
Stock options issued to consultants	-	-	221	-	221	-	221
Common stock issued upon exercise of stock options	202,647	2	351	-	353	-	353
Common stock issued to consultants	24,310	-	92	-	92	-	92
Common stock issued pursuant to employee stock purchase plan	4,360	-	13	-	13	-	13
Net loss	-	-	-	(9,811)	(9,811)	(119)	(9,930)

BALANCE, October 31, 2023	31,145,219	$311	$252,222	$(228,196)	$24,337	$(966)	$23,371

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended October 31,
	2023	2022
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(9,930)	$(13,771)
Stock option compensation to employees and directors	4,422	6,000
Stock options and warrants issued to consultants	221	655
Common stock issued to consultants	92	97
Amortization of operating lease right-of-use asset	46	42
Change in operating assets and liabilities:
Receivables	(224)	(29)
Prepaid expenses and other current assets	(775)	(208)
Accounts payable	(59)	129
Accrued expenses	44	631
Operating lease liability	(46)	(38)
Net cash used in operating activities	(6,209)	(6,492)

Cash flows from investing activities:
Disbursements to acquire short-term investments	(44,411)	(22,486)
Proceeds from maturities of short-term investments	38,809	11,758
Net cash used in investing activities	(5,602)	(10,728)

Cash flows from financing activities:
Proceeds from sale of common stock pursuant to employee stock purchase plan	13	13
Proceeds from exercise of stock options and warrants	353	439
Net cash provided by financing activities	366	452

Net decrease in cash and cash equivalents	(11,445)	(16,768)
Cash and cash equivalents at beginning of year	12,360	29,128
Cash and cash equivalents at end of year	$915	$12,360

Supplemental cash flow information:
Cash proceeds from interest income	$838	$23

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. and its consolidated subsidiaries.

Anixa Biosciences, Inc. is a biotechnology company developing vaccines and therapies that are focused on critical unmet needs in oncology. Our vaccine programs include (i) the development of a preventative vaccine against triple negative breast cancer (“TNBC”), the most lethal form of breast cancer, as well other forms of breast cancer and (ii) the development of a preventative vaccine against ovarian cancer. Our therapeutics programs include (i) the development of a chimeric endocrine receptor T cell therapy, a novel form of chimeric antigen receptor T cell (“CAR-T”) technology, initially focused on treating ovarian cancer, which is being developed at our subsidiary, Certainty Therapeutics, Inc. (“Certainty”), and (ii) until March 2023, the development of anti-viral drug candidates for the treatment of COVID-19 focused on inhibiting certain protein functions of the virus.

We hold an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Cleveland Clinic Foundation (“Cleveland Clinic”) relating to certain breast cancer vaccine technology developed at Cleveland Clinic. The license agreement requires us to make certain cash payments to Cleveland Clinic upon achievement of specific development milestones. Utilizing this technology, we are working in collaboration with Cleveland Clinic to develop a method to vaccinate women against contracting breast cancer, focused initially on TNBC. The focus of this vaccine is a specific protein, α-lactalbumin, that is only expressed during lactation in a healthy mother’s mammary tissue. This protein disappears when the mother is no longer lactating, but reappears in many forms of breast cancer, especially TNBC. Studies have shown that vaccinating against this protein prevents breast cancer in mice.

In October 2021, following the U.S. Food and Drug Administration’s (“FDA”) authorization to proceed, we commenced dosing patients in a Phase 1 clinical trial of our breast cancer vaccine. This study, which is being funded by a U.S. Department of Defense grant to Cleveland Clinic, is a multiple-ascending dose Phase 1 trial to determine the maximum tolerated dose (“MTD”) of the vaccine in patients with early-stage, triple-negative breast cancer as well as monitor immune response. The study is being conducted at Cleveland Clinic. The first segment of the study, Phase 1a, will consist of 18 to 24 patients who have completed treatment for early-stage, triple-negative breast cancer within the past three years and are currently tumor-free but at high risk for recurrence. Studies show that 42% of TNBC patients will have a recurrence of their cancer, with most of the recurrences occurring in the first two to three years after standard of care treatment. During the course of the Phase 1a study, participants will receive three vaccinations, each two weeks apart, and will be closely monitored for side effects and immune response. In January 2023, the number of participants in each dose cohort was expanded, and as of August 2023, we had completed vaccinating all patients in these expanded cohorts. In December 2023, we presented the immunological data collected to date at the San Antonio Breast Cancer Symposium. The data presented show that in the vaccinated women who had been tested to date, various levels of antigen-specific T cell responses were observed at all dose levels. We have begun vaccinating participants in up to three additional dose cohorts at dose levels higher than the currently determined MTD and lower than the highest dose where we observed dose limiting toxicity. Further, we have commenced vaccination of participants in the second segment of the trial, Phase 1b, that includes participants who have never had cancer, but carry certain genetic mutations such as BRCA1, BRCA2 or PALB2, that indicate a greater risk of developing TNBC in the future, and have elected to have a prophylactic mastectomy. Finally, we are currently enrolling participants in the third segment of the trial, Phase 1c, that includes post-operative TNBC patients that have residual disease following neoadjuvant chemo-immunotherapy and are currently undergoing treatment with pembrolizumab (Keytruda®).

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2020, we executed a license agreement with Cleveland Clinic pursuant to which the Company was granted an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by Cleveland Clinic relating to certain ovarian cancer vaccine technology. The license agreement requires us to make certain cash payments to Cleveland Clinic upon achievement of specific development milestones. This technology pertains to among other things, the use of vaccines for the treatment or prevention of ovarian cancers which express the anti-Mullerian hormone receptor 2 protein containing an extracellular domain (“AMHR2-ED”). In healthy tissue, this protein regulates growth and development of egg-containing follicles in the ovary. While expression of AMHR2-ED naturally and markedly declines during menopause, this protein is expressed at high levels in the ovaries of postmenopausal women with ovarian cancer. Researchers at Cleveland Clinic believe that a vaccine targeting AMHR2-ED could prevent the occurrence of ovarian cancer.

In May 2021, Cleveland Clinic was granted acceptance for our ovarian cancer vaccine technology into the National Cancer Institute’s (“NCI”) PREVENT program. The NCI is a part of the National Institutes of Health (“NIH”). The PREVENT program is a peer-reviewed agent development program designed to support pre-clinical development of innovative interventions and biomarkers for cancer prevention and interception towards clinical trials. The scientific and financial resources of the PREVENT program are being used for our ovarian cancer vaccine technology to perform virtually all pre-clinical research and development, manufacturing and Investigational New Drug (“IND”) application enabling studies. This work is being performed at NCI facilities, by NCI scientific staff and with NCI financial resources and will require no material financial expenditures by the Company, nor the transfer of any rights of the Company’s assets.

Our subsidiary, Certainty, is developing immuno-therapy drugs against cancer. Certainty holds an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading NCI designated cancer research center, relating to Wistar’s chimeric endocrine receptor targeted therapy technology. We have initially focused on the development of a treatment for ovarian cancer, but we also may pursue applications of the technology for the development of treatments for additional solid tumors. The license agreement requires Certainty to make certain cash and equity payments to Wistar upon achievement of specific development milestones. With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty, such equity stake subject to dilution by further funding of Certainty’s activities by the Company. Due to such Company funding, Wistar’s equity stake in Certainty was 4.6% as of October 31, 2023.

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), has begun human clinical testing of the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer. After receiving authorization from the FDA, we commenced enrollment of patients in a Phase 1 clinical trial and treated the first patient in August 2022. Further, in May 2023 and August 2023, we treated the second and third patients in the trial, respectively, at the same dose level as the first patient, and the treatment appears to have been well-tolerated by all patients treated to date. We anticipate that we will begin enrolling the successive patient cohort, that we expect to give a three-times higher dose of cells, in the first calendar quarter of 2024. This study is a dose-escalation trial with two arms based on delivery method—intraperitoneal or intravenous—to determine the maximum tolerated dose in patients with recurrent epithelial ovarian cancer and to assess persistence, expansion and efficacy of the modified T cells. The study is being conducted at Moffitt and will consist of 24 to 48 patients who have received at least two prior lines of chemotherapy. The study is estimated to be completed in two to four years depending on multiple factors including when maximum tolerated dose is reached, the rate of patient enrollment, and how long we maintain the two different delivery methods.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2020, we entered into a collaboration with OntoChem GmbH (“OntoChem”) which was later assigned to MolGenie GmbH, a company spun-out from OntoChem focused on drug discovery and development, to discover and ultimately develop anti-viral drug candidates against COVID-19. Through this collaboration, we identified compounds that appeared to be effective in disrupting the main protease of SARS-CoV-2, the virus that causes the disease COVID-19. While our compounds have shown promise as an effective treatment, results of animal studies indicate that there is not sufficient oral bioavailability, and it is unclear whether an orally delivered treatment may be developed. We do not currently believe that there is a viable market for an injectable treatment given the current oral treatments available. Furthermore, we believe the needed additional investment in research for alternative delivery methods would divert resources from more promising projects. Therefore, in March 2023, we decided to pause further development of our COVID-19 therapeutic. We continue to prosecute our U.S. patent applications of this technology and may decide to restart development at some time in the future.

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

Over the past several years, our revenue was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation (during the year ended October 31, 2023, we derived approximately $210,000 of revenue from these activities). We have not generated any revenue to date from our vaccine or therapeutics programs. In addition, while we pursue our vaccine and therapeutics programs, we may also make investments in and form new companies to develop additional emerging technologies. We do not expect to begin generating revenue with respect to any of our current vaccine or therapy programs in the near term. We hope to achieve a profitable outcome by eventually licensing our technologies to large pharmaceutical companies that have the resources and infrastructure in place to manufacture, market and sell our technologies as vaccines or therapeutics. The eventual licensing of any of our technologies may take several years, if it is to occur at all, and may depend on positive results from human clinical trials.

Funding and Management’s Plans

Based on currently available information as of January 16, 2024, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. Under our at-the-market equity program which is currently effective and may remain available for us to use in the future, as of October 31, 2023, we may sell up to $100 million of common stock. We did not sell any shares under our at-the-market equity program during the fiscal year ended October 31, 2023. We may seek to obtain working capital during our fiscal year 2024 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Anixa Biosciences, Inc. and its wholly and majority owned subsidiaries. All intercompany transactions have been eliminated.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity. The following table sets forth the changes in noncontrolling interest for the two years ended October 31, 2023 (in thousands):

Balance October 31, 2021	$(671)
Net loss attributable to noncontrolling interest	(176)
Balance October 31, 2022	(847)
Net loss attributable to noncontrolling interest	(119)
Balance October 31, 2023	$(966)

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

Research and Development Expenses

Research and development expenses consist primarily of payments to third parties for research and development activities, including expenses related to clinical trials, employee compensation, and other direct costs associated with developing our therapeutics and vaccines.

We recognize research and development expenses as incurred. Advance payments for future research and development activities are deferred and expensed as the services are performed. We recognize our preclinical studies and clinical trial expenses based on the services performed pursuant to contracts with research institutions, clinical research organizations (“CROs”), clinical manufacturing organizations (“CMOs”), and other parties that conduct and manage various stages of research and development activities on our behalf. Fees for such services are recognized based on management’s estimates after considering the activities and tasks completed by each service provider in a given period, the time period over which services are expected to be performed, and the level of effort expended in each reporting period.

At each balance sheet date, management estimates prepaid and accrued research and development costs by discussing progress or stage of completion of activities with internal personnel and external service providers, and comparing this information to payments made, invoices received, and the agreed-upon contractual fee to be paid for such services in the applicable contract or statements of work.

In addition, we allocate certain internal compensation costs to research and development expenses based on management’s estimates of each employee’s time and effort expended.

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

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$778	$-	$-	$778
Certificates of deposit:
Short term investments	-	720	-	720
U. S. treasury bills:
Short term investments	-	22,209	-	22,209
Total financial assets	$778	$22,929	$-	$23,707

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$11,175	$-	$-	$11,175
Certificates of deposit:
Cash equivalents		1,000		1,000
Short term investments	-	13,700	-	13,700
U. S. treasury bills:
Short term investments	-	3,627	-	3,627
Total financial assets	$11,175	$18,327	$-	$29,502

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

Cash Equivalents

Cash equivalents consist of highly liquid, short-term investments with original maturities of three months or less when purchased.

Short-term Investments

At October 31, 2023 and 2022, we had certificates of deposit and United States treasury bills with maturities greater than 90 days and less than 12 months when acquired of approximately $22,929,000 and $17,327,000, respectively, that were classified as short-term investments and reported at fair value.

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

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation

We maintain equity incentive plans under which we may grant incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

We account for stock options granted to employees, directors and consultants using the accounting guidance in ASC 718, Stock Compensation (“ASC 718”). We estimate the fair value of service-based stock options on the date of grant, using the Black-Scholes pricing model, and recognize compensation expense over the requisite service period of the grant.

We recorded stock-based compensation expense, related to service-based stock options granted to employees and directors, of approximately $4,422,000 and $3,463,000, during the years ended October 31, 2023 and 2022, respectively. Included in stock-based compensation cost for service-based options granted to employees and directors during the years ended October 31, 2023 and 2022 was approximately $3,023,000 and $2,788,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but not yet vested. As of October 31, 2023, there was unrecognized compensation cost related to non-vested service-based stock options granted to employees and directors of approximately $5,194,000, which will be recognized over a weighted-average period of 1.7 years.

For stock options that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation expense over the implied service period (median time to vest). On June 1, 2021, our Chairman, then-President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer were awarded market condition stock options for 2,000,000 shares and 100,000 shares of common stock, respectively, that vest in four equal installments upon the Company’s share price achieving targets ranging from $5.00 to $8.00 per share, with implied service periods of three to fifteen months. The assumptions used in the Monte Carlo Simulation for the June 1, 2021 grants were stock price on date of grant and exercise price of $4.02, contract term of 10 years, expected volatility of 75% and risk-free interest rate of 1.62%. As of October 31, 2023, 500,000 options and 25,000 options granted to our Chairman, then-President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer, respectively, have vested.

During the year ended October 31, 2023, we recorded no stock-based compensation expense related to market condition stock options granted to employees. We recorded stock-based compensation expense related to market condition stock options granted to employees of approximately $2,537,000 during the year ended October 31, 2022, which amount represented expense related to the amortization of compensation cost for stock options granted during the year ended October 31, 2021. As of October 31, 2023, there was no unrecognized compensation cost related to market condition stock options granted to employees.

We recorded consulting expense, related to service-based stock options granted to consultants, during the years ended October 31, 2023 and 2022 of approximately $221,000 and $434,000, respectively. Included in stock-based consulting expense for the years ended October 31, 2023 and 2022 was approximately $209,000 and $434,000, respectively, related to compensation cost for stock options granted in prior periods but not yet vested. As of October 31, 2023, there was unrecognized consulting expense related to non-vested service-based stock options granted to consultants of approximately $281,000, which will be recognized over a weighted-average period of 2.5 years.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Determination

We use the Black-Scholes pricing model in estimating the fair value of stock options granted to employees, directors and consultants which vest over a specific period of time. The stock options we granted during each of the years ended October 31, 2023 and 2022 consisted of awards with 5-year and 10-year terms that vest over 12 to 36 months.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the years ended October 31, 2023 and 2022:

	For the Year Ended October 31,
	2023	2022
Weighted average fair value at grant date	$3.29	$2.18
Valuation assumptions:
Expected life (years)	5.47	5.76
Expected volatility	100.27%	102.72%
Risk-free interest rate	3.87%	1.99%
Expected dividend yield	0%	0%

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. For employees and directors, we use the simplified method, which is a weighted average of the vesting term and contractual term, to determine expected term. The simplified method was adopted since we do not believe that historical experience is representative of future performance because of the impact of the changes in our operations and the change in terms from historical operations. For consultants, we use the contract term for expected term. Under the Black-Scholes pricing model, we estimated the expected volatility of our shares of common stock based upon the historical volatility of our share price over a period of time equal to the expected term of the options. We estimated the risk-free interest rate based on the implied yield available on the applicable grant date of a U.S. Treasury note with a term equal to the expected term of the underlying grants. We made the dividend yield assumption based on our history of not paying cash dividends and our expectation not to pay dividends in the future.

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

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

For warrants granted to consultants for services rendered, we estimate the fair value using the Black-Scholes pricing model on the date of grant. During the years ended October 31, 2023 and 2022 we recorded consulting expense, based on the fair value, of $0 and approximately $221,000, respectively, for warrants granted to consultants.

Net Loss Per Share of Common Stock

In accordance with ASC 260, Earnings Per Share, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the years ended October 31, 2023 and 2022 were options to purchase 11,430,000 shares and 10,318,872 shares, respectively, and warrants to purchase 300,000 shares and 300,000 shares, respectively.

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

In October 2021, the FASB issued Accounting Standards Update 2021-08 (“ASU 2021-08”), Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments in this update should be applied prospectively and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

Concentration of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk are cash equivalents, short-term investments and accounts receivable. Cash equivalents are primarily highly rated money market funds. Short-term investments are certificates of deposit within federally insured limits as well as U.S. treasury bills. Where applicable, management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Our policy is to write-off uncollectable amounts at the time it is determined that collection will not occur. One licensee accounted for 100% of revenues from patent licensing activities during fiscal year 2023.

3. ACCRUED EXPENSES

Accrued liabilities consist of the following as of:

	October 31,
	2023	2022
Payroll and related expenses	$1,114	$1,144
Accrued royalty and contingent legal fees	626	577
Accrued other	30	5
	$1,770	$1,726

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SHAREHOLDERS’ EQUITY

Stock Option Plans

During the year ended October 31, 2023, we had two stock option plans: the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”) which were adopted by our Board of Directors on July 14, 2010 and January 25, 2018, respectively. The 2018 Share Plan was approved by our shareholders on March 29, 2018. In accordance with the provisions of the 2010 Share Plan, the plan terminated with respect to the grant of future securities on July 14, 2020.

During the years ended October 31, 2023 and 2022, stock options to purchase 157,761 and 387,739 shares of common stock, respectively, were exercised on a cash basis, with aggregate proceeds of approximately $353,000 and $439,000, respectively. During the years ended October 31, 2023 and 2022, stock options to purchase 161,111 shares of common stock, of which 116,225 shares were withheld, and 1,488,881 shares of common stock, of which 1,083,517 shares were withheld, were exercised on a cashless basis, respectively.

2010 Share Plan

The 2010 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. On the first business day of each calendar year the aggregate number of shares available for future issuance was replenished such that 800,000 shares were available. The exercise price with respect to all of the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date. Information regarding the 2010 Share Plan for the two years ended October 31, 2023 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options Outstanding at October 31, 2021	1,718,634	$2.82
Exercised	(212,000)	$2.68
Expired	(5,134)	$3.63
Options Outstanding at October 31, 2022	1,501,500	$2.83
Exercised	(312,500)	$2.41
Options Outstanding and Exercisable at October 31, 2023	1,189,000	$2.94	$770,800

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of October 31, 2023:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.67 - $2.27	366,000	3.59	$1.27
$2.58 - $3.13	314,000	2.21	$2.91
$3.46 - $5.30	509,000	4.54	$4.17

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 Share Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. On the first business day of each calendar year the maximum aggregate number of shares available for future issuance is replenished such that 2,000,000 shares are available. The exercise price with respect to all of the options granted under the 2018 Share Plan was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2023, the 2018 Share Plan had 750,000 shares available for future grants. Information regarding the 2018 Share Plan for the two years ended October 31, 2023 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options Outstanding at October 31, 2021	7,409,992	$3.76
Granted	1,430,000	$2.74
Exercised	(22,620)	$3.15
Options Outstanding at October 31, 2022	8,817,372	$3.60
Granted	1,640,000	$3.97
Exercised	(6,372)	$2.89
Forfeited/Expired	(210,000)	$5.10
Options Outstanding at October 31, 2023	10,241,000	$3.67	$1,112,030
Options Exercisable at October 31, 2023	6,721,970	$3.50	$884,783

The following table summarizes information about stock options outstanding under the 2018 Share Plan as of October 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 2.09 - $3.87	5,476,000	6.50	$3.24	4,828,361	6.22	$3.29
$ 3.96 - $5.30	4,765,000	7.70	$4.16	1,893,609	7.20	$4.02

Non-Plan Options

In addition to options granted under stock option plans, during the years ended October 31, 2012 and 2013, the Board of Directors approved the grant of stock options to certain employees and directors (the “Non-Plan Options”).

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Non-Plan Options for the two years ended October 31, 2023 is as follows:

	Shares	Weighted Average Exercise Price Per Share
Options Outstanding October 31, 2021	1,642,000	$2.58
Exercised	(1,642,000)	$2.58
Options Outstanding and Exercisable at October 31, 2022	-

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The plan was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018. During the years ended October 31, 2023 and 2022, employees purchased 4,360 and 4,741 shares, respectively, with aggregate proceeds of approximately $13,000 and $13,000, respectively.

Common Stock Purchase Warrants

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

In connection with a public offering in March 2021, we issued to certain designees of the underwriter, as compensation, warrants to purchase 300,000 shares of common stock at $6.5625 per share, expiring on March 22, 2026.

Information regarding the Company’s warrants for the two years ended October 31, 2023 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Warrants Outstanding at October 31, 2021	860,000	$5.36
Issued	60,000	$4.77
Exercised	(60,000)	$2.06
Expired	(560,000)	$4.71
Warrants Outstanding and Exercisable at October 31, 2022 and October 31, 2023	300,000	$6.56	$0

The following table summarizes information about the Company’s outstanding and exercisable warrants as of October 31, 2023:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.56	300,000	2.39	$6.56

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to an operating lease that, as amended, will expire on September 30, 2024, with an option to extend the lease an additional two years. Our base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs. The lease, as amended, resulted in a right-of-use asset and lease liability of approximately $260,000 with a discount rate of 10%. Rent expense was approximately $66,000 for each of the years ended October 31, 2023 and 2022.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The remaining 35-month lease term as of October 31, 2023 for the Company’s lease includes the noncancelable period of the lease and the additional two-year option period that the Company believes it is reasonably certain to exercise. All right-of-use assets are reviewed for impairment when indications of impairment are present.

As of October 31, 2023, the annual minimum lease payments of our operating lease liability were as follows (in thousands):

For Years Ending October 31,	Operating Leases
2024	$67
2025	70
2026	65
Total future minimum lease payments, undiscounted	202
Less: Imputed interest	27
Present value of future minimum lease payments	$175

6. COMMITMENTS AND CONTINGENCIES

Litigation Matters

Other than lawsuits we bring to enforce our patent rights, we are not involved in any litigation or other legal proceedings and management is not aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

License Commitments

As of October 31, 2023, our commitments under the license agreements with Wistar and Cleveland Clinic for the year ending October 31, 2024 were approximately $70,000.

Research & Development Agreements

We have entered into certain research and development agreements with various third-party vendors related to the manufacturing of materials necessary for the expected Phase 2 clinical trial of our breast cancer vaccine. As of October 31, 2023, future payments the Company may make under these agreements may be approximately $3.5 million and such payments may be made over up to a five-year period.

7. INCOME TAXES

Income tax provision (benefit) consists of the following:

	Year Ended October 31,
	2023	2022
Federal:
Current	$-	$-
Deferred	(1,739,000)	(1,021,000)
State:
Current	-	-
Deferred	(583,000)	(350,000)
Adjustment to valuation allowance related to net deferred tax assets	1,322,000	1,371,000
	$-	$-

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2023 and 2022, are as follows:

	October 31,
	2023	2022
Long-term deferred tax assets:
Federal and state NOL and tax credit carryforwards	$26,532,000	$22,196,000
Deferred compensation	7,752,000	6,851,000
Intangibles	218,000	274,000
Other	-	281,000
Subtotal	34,502,000	29,602,000
Less: valuation allowance	(34,502,000)	(29,602,000)
Deferred tax asset, net	$-	$-

As of October 31, 2023, we had Federal tax net operating loss and tax credit carryforwards of approximately $95,752,000 and $1,870,000, respectively. At the federal level, businesses can carry forward their net operating losses indefinitely, but the deductions are limited to 80 percent of taxable income. Prior to the Tax Cuts and Jobs Act (TCJA) of 2017, businesses could carry losses forward for 20 years (without a deductibility limit). If the tax benefits relating to deductions of option holders’ income are ultimately realized, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of October 31, 2023, management has not determined the extent of any such limitations, if any.

We had California tax net operating loss carryforwards of approximately $51,065,000 as of October 31, 2023, available within statutory limits (expiring at various dates between 2024 and 2043), to offset future corporate taxable income and taxes payable, if any, under certain computations of such taxes.

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

	Year Ended October 31,
	2023		2022
Income tax benefit at U.S. Federal statutory income tax rate	(2,085,000)	(21.00)%	$(2,892,000)	(21.00)%
State income taxes	(693,000)	(6.98)%	(962,000)	(6.98)%
Permanent differences	20,000	0.20%	14,000	0.10%
Expiring net operating losses, credits and other	1,436,000	14.46%	2,469,000	17.93%
Change in valuation allowance	1,322,000	13.32%	1,371,000	9.95%
Income tax provision	$-	0.00%	$-	0.00%

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the two fiscal years ended October 31, 2023, we incurred no Federal and no State income taxes. We have no unrecognized tax benefits as of October 31, 2023 and 2022 and we account for interest and penalties related to income tax matters in general and administrative expenses. Tax years to which our net operating losses relate remain open to examination by Federal and California authorities to the extent which the net operating losses have yet to be utilized.

8. SEGMENT INFORMATION

We follow the accounting guidance of ASC 280, Segment Reporting (“ASC 280”). Reportable operating segments are determined based on the management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in four reportable segments, each with different operating and potential revenue generating characteristics: (i) CAR-T Therapeutics, (ii) Cancer Vaccines, (iii) Anti-Viral Therapeutics and (iv) Other. The following represents selected financial information for our segments for the years ended October 31, 2023 and 2022:

	Year Ended October 31,
	2023	2022
Net income (loss):
CAR-T Therapeutics	$(3,879)	$(5,776)
Cancer Vaccines	(5,111)	(4,889)
Anti-Viral Therapeutics	(945)	(3,075)
Other	5	(31)
Total	$(9,930)	$(13,771)

Total operating costs and expenses	$11,221	$13,875
Less non-cash share-based compensation	(4,735)	(6,655)
Operating costs and expenses excluding non-cash share-based compensation	$6,486	$7,220

Operating costs and expenses excluding non-cash share based compensation:
CAR-T Therapeutics	$2,467	$3,206
Cancer Vaccines	3,265	2,355
Anti-Viral Therapeutics	553	1,634
Other	201	25
Total	$6,486	$7,220

	October 31,
	2023	2022
Total assets:
CAR-T Therapeutics	$7,523	$16,921
Cancer Vaccines	17,215	9,442
Anti-Viral Therapeutics	700	3,811
Other	84	238
Total	$25,522	$30,412

Operating costs and expenses excluding non-cash share-based compensation is the measurement the chief operating decision-maker uses in managing the enterprise.

The Company’s consolidated revenue of $210,000 and inventor royalties, contingent legal fees, litigation and licensing expense of $161,000, for the year ended October 31, 2023 were solely related to our other segment. All our revenue is generated domestically (United States) based on the country in which the licensee is located.

