Form 10-Q
period 2024-01-31
Anixa Biosciences Inc
filed 2024-03-12
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

or

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

On March 12, 2024 the registrant had outstanding 31,899,800 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	January 31, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$998	$915
Short-term investments	22,800	22,929
Receivables	391	270
Prepaid expenses and other current assets	1,030	1,242
Total current assets	25,219	25,356

Operating lease right-of-use asset	153	166
Total assets	$25,372	$25,522

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$364	$206
Accrued expenses	1,242	1,770
Operating lease liability	54	52
Total current liabilities	1,660	2,028

Operating lease liability, non-current	108	123
Total liabilities	1,768	2,151

Commitments and contingencies (Note 10)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 31,754,375 and 31,145,219 shares issued and outstanding as of January 31, 2024 and October 31, 2023, respectively	318	311
Additional paid-in capital	255,738	252,222
Accumulated deficit	(231,451)	(228,196)
Total shareholders’ equity	24,605	24,337
Noncontrolling interest (Note 2)	(1,001)	(966)
Total equity	23,604	23,371
Total liabilities and equity	$25,372	$25,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended January 31,
	2024	2023

Revenue	$-	$-

Operating costs and expenses:
Research and development expenses (including non-cash share-based compensation expenses of $489 and $505, respectively)	1,349	1,068
General and administrative expenses (including non-cash share-based compensation expenses of $771 and $558, respectively)	2,260	1,488
Total operating costs and expenses	3,609	2,556

Loss from operations	(3,609)	(2,556)

Interest income	319	202

Net loss	(3,290)	(2,354)

Less: Net loss attributable to noncontrolling interest	(35)	(32)

Net loss attributable to common shareholders	$(3,255)	$(2,322)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.10)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	31,446	30,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

FOR THE THREE MONTHS ENDED JANUARY 31, 2024 (UNAUDITED)

	Common Stock		Additional		Total	Non-
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity	controlling Interest	Total Equity

Balance, October 31, 2023	31,145,219	$311	$252,222	$(228,196)	$24,337	$(966)	$23,371
Stock option compensation to employees and directors	-	-	1,108	-	1,108	-	1,108
Stock options issued to consultants	-	-	56	-	56	-	56
Common stock issued to consultants	29,336	1	95	-	96	-	96
Common stock issued in an at-the-market offering, net of offering expenses of $68	555,820	6	2,190	-	2,196	-	2,196
Common stock issued upon exercise of stock options	24,000	-	67	-	67	-	67
Net loss	-	-	-	(3,255)	(3,255)	(35)	(3,290)

Balance, January 31, 2024	31,754,375	$318	$255,738	$(231,451)	$24,605	$(1,001)	$23,604

FOR THE THREE MONTHS ENDED JANUARY 31, 2023 (UNAUDITED)

	Common Stock		Additional		Total	Non-
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity	controlling Interest	Total Equity

Balance, October 31, 2022	30,913,902	$309	$247,123	$(218,385)	$29,047	$(847)	$28,200
Stock option compensation to employees and directors	-	-	957	-	957	-	957
Stock options issued to consultants	-	-	81	-	81	-	81
Common stock issued to consultants	7,364	-	25	-	25	-	25
Common stock issued upon exercise of stock options	1,564	-	3	-	3	-	3
Net loss	-	-	-	(2,322)	(2,322)	(32)	(2,354)

Balance, January 31, 2023	30,922,830	$309	$248,189	$(220,707)	$27,791	$(879)	$26,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the three months ended January 31,
	2024	2023
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(3,290)	$(2,354)
Stock option compensation to employees and directors	1,108	957
Stock options issued to consultants	56	81
Common stock issued to consultants	96	25
Amortization of operating lease right-to-use asset	13	11
Change in operating assets and liabilities:
Receivables	(121)	(100)
Prepaid expenses and other current assets	212	210
Accounts payable	158	(155)
Accrued expenses	(528)	(651)
Operating lease liability	(13)	(12)
Net cash used in operating activities	(2,309)	(1,988)

Cash flows from investing activities:
Disbursements to acquire short-term investments	(20,020)	(7,835)
Proceeds from maturities of short-term investments	20,149	7,250
Net cash provided by (used in) investing activities	129	(585)

Cash flows from financing activities:
Net proceeds from sale of common stock in an at-the-market offering	2,196	-
Proceeds from exercise of stock options	67	3
Net cash provided by financing activities	2,263	3

Net increase (decrease) in cash and cash equivalents	83	(2,570)
Cash and cash equivalents at beginning of period	915	12,360
Cash and cash equivalents at end of period	$998	$9,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. and its consolidated subsidiaries unless otherwise indicated.

Anixa Biosciences, Inc. is a biotechnology company developing vaccines and therapies that are focused on critical unmet needs in oncology. Our vaccine programs include (i) the development of a preventative vaccine against triple negative breast cancer (“TNBC”), the most lethal form of breast cancer, as well other forms of breast cancer and (ii) the development of a preventative vaccine against ovarian cancer. Our therapeutics programs include (i) the development of a chimeric endocrine receptor T cell therapy, a novel form of chimeric antigen receptor T cell (“CAR-T”) technology, initially focused on treating ovarian cancer, which is being developed at our subsidiary, Certainty Therapeutics, Inc. (“Certainty”), and (ii) until March 2023, the development of anti-viral drug candidates for the treatment of Covid-19.

We hold an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Cleveland Clinic Foundation (“Cleveland Clinic”) relating to certain breast cancer vaccine technology developed at Cleveland Clinic. The license agreement requires us to make certain cash payments to Cleveland Clinic upon achievement of specific development milestones. Utilizing this technology, we are working in collaboration with Cleveland Clinic to develop a method to vaccinate women against contracting breast cancer, focused initially on TNBC. The focus of this vaccine is a specific protein, α-lactalbumin, that is only expressed during lactation in a healthy woman’s mammary tissue. This protein disappears when the woman is no longer lactating, but reappears in many forms of breast cancer, especially TNBC. Studies have shown that vaccinating against this protein prevents breast cancer in mice.

In October 2021, following the U.S. Food and Drug Administration’s (“FDA”) authorization to proceed, we commenced dosing patients in a Phase 1 clinical trial of our breast cancer vaccine. This study, which is being funded by a U.S. Department of Defense grant to Cleveland Clinic, is a multiple-ascending dose Phase 1 trial to determine the maximum tolerated dose (“MTD”) of the vaccine in patients with early-stage, triple-negative breast cancer as well as monitor immune response. The study is being conducted at Cleveland Clinic. The first segment of the study, Phase 1a, will consist of 18 to 24 patients who have completed treatment for early-stage, triple-negative breast cancer within the past three years and are currently tumor-free but at high risk for recurrence. Studies show that 42% of TNBC patients will have a recurrence of their cancer, with most of the recurrences occurring in the first two to three years after standard of care treatment. During the course of the Phase 1a study, participants will receive three vaccinations, each two weeks apart, and will be closely monitored for side effects and immune response. In January 2023, the number of participants in each dose cohort was expanded, and as of August 2023, we had completed vaccinating all patients in these expanded cohorts. In December 2023, we presented the immunological data collected to date at the San Antonio Breast Cancer Symposium. The data presented show that in the vaccinated women who had been tested to date, various levels of antigen-specific T cell responses were observed at all dose levels. We have begun vaccinating participants in up to three additional dose cohorts at dose levels higher than the currently determined MTD and lower than the highest dose where we observed dose limiting side effects. Further, we have commenced vaccination of participants in the second segment of the trial, Phase 1b, that includes participants who have never had cancer, but carry certain mutations in genes such as BRCA1, BRCA2 or PALB2, that indicate a greater risk of developing TNBC in the future, and have elected to have a prophylactic mastectomy. Finally, we have commenced vaccination of participants in the third segment of the trial, Phase 1c, that includes post-operative TNBC patients that have residual disease following treatment and are currently undergoing treatment with pembrolizumab (Keytruda®).

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

In May 2021, Cleveland Clinic was granted acceptance for our ovarian cancer vaccine technology into the National Cancer Institute’s (“NCI”) PREVENT program. The NCI is a part of the National Institutes of Health (“NIH”). The PREVENT program is a peer-reviewed agent development program designed to support pre-clinical development of innovative interventions and biomarkers for cancer prevention and interception towards clinical trials. The scientific and financial resources of the PREVENT program are being used for our ovarian cancer vaccine technology to perform virtually all pre-clinical research and development, manufacturing and Investigational New Drug (“IND”) application enabling studies. This work is being performed at NCI facilities, by NCI scientific staff and with NCI financial resources and will require no material financial expenditures by the Company, nor the payment of any future consideration by the Company to NCI.

Our subsidiary, Certainty, is developing immuno-therapy drugs against cancer. Certainty holds an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading NCI designated cancer research center, relating to Wistar’s chimeric endocrine receptor targeted therapy technology. We have initially focused on the development of a treatment for ovarian cancer, but we also may pursue applications of the technology for the development of treatments for additional solid tumors. The license agreement requires Certainty to make certain cash and equity payments to Wistar upon achievement of specific development milestones. With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty, such equity stake subject to dilution by further funding of Certainty’s activities by the Company. Due to such Company funding, Wistar’s equity stake in Certainty was 4.6% as of January 31, 2024.

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), has begun human clinical testing of the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer. After receiving authorization from the FDA, we commenced enrollment of patients in a Phase 1 clinical trial and treated the first patient in August 2022. Further, in May 2023 and August 2023, we treated the second and third patients in the trial, respectively, at the same dose level as the first patient, and the treatment was well-tolerated by the patients. In February 2024, we treated the first patient in the second dose cohort, where the patient was administered a three-times higher dose of cells than the patients in the first cohort. The treatment appears to have been well-tolerated by the patient. This study is a dose-escalation trial with two arms based on route of delivery—intraperitoneal or intravenous—to determine the maximum tolerated dose in patients with recurrent epithelial ovarian cancer and to assess persistence, expansion and efficacy of the modified T cells. The study is being conducted at Moffitt and will consist of 24 to 48 patients who have received at least two prior lines of chemotherapy. The study is estimated to be completed in two to four years depending on multiple factors including when maximum tolerated dose is reached, the rate of patient enrollment, and how long we maintain the two different delivery methods.

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

Funding and Management’s Plans

Based on currently available information as of March 12, 2024, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. During the three months ended January 31, 2024, we raised approximately $2,196,000, net of expenses, through an at-the-market equity offering of 555,820 shares of common stock, under which offering we may issue up to $100 million of common stock. Under our at-the-market equity program, which is currently effective and may remain available for us to use in the future, as of January 31, 2024, we may sell an additional approximately $98 million of common stock. We may seek to obtain working capital during our fiscal year 2024 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and disclosures required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. The accompanying October 31, 2023 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by US GAAP. The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of January 31, 2024, and results of operations and cash flows for the interim periods represented. The results of operations for the three months ended January 31, 2024 are not necessarily indicative of the results to be expected for the year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity. The following table sets forth the changes in noncontrolling interest for the three months ended January 31, 2024 (in thousands):

Balance, October 31, 2023	$(966)
Net loss attributable to noncontrolling interest	(35)
Balance, January 31, 2024	$(1,001)

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

Research and Development Expenses

Research and development expenses consist primarily of employee compensation, payments to third parties for research and development activities and other direct costs associated with developing our therapeutics and vaccines. We recognize research and development expenses as incurred. Advance payments for future research and development activities are deferred and expensed as the services are performed. We recognize our preclinical studies and clinical trial expenses based on the services performed pursuant to contracts with research institutions, clinical research organizations (“CROs”), clinical manufacturing organizations (“CMOs”), and other parties that conduct and manage various stages of research and development activities on our behalf. Fees for such services are recognized based on management’s estimates after considering the activities and tasks completed by each service provider in a given period, the time period over which services are expected to be performed, and the level of effort expended in each reporting period.

Investment Policy

The Company’s investment policy is to acquire debt securities with fixed maturities and contractual cash flows that the Company has the positive intent and ability to hold to maturity. These securities are recorded at amortized cost, net of any applicable discount which is amortized to interest income, and are accounted for as held-to-maturity securities.

3. STOCK BASED COMPENSATION

The Company maintains stock equity incentive plans under which the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

We account for stock options granted to employees, directors and consultants using the accounting guidance in ASC 718, Stock Compensation (“ASC 718”). We estimate the fair value of service-based stock options on the date of grant, using the Black-Scholes pricing model, and recognize compensation expense over the requisite service period of the grant. We recorded stock-based compensation expense related to service-based stock options granted to employees and directors of approximately $1,108,000 and $957,000 during the three months ended January 31, 2024 and 2023.

The compensation cost for service-based stock options granted to consultants is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to three years. We recorded stock-based consulting expense related to stock options granted to consultants of approximately $56,000 and $81,000 during the three months ended January 31, 2024 and 2023, respectively.

Stock Option Plans

During the three months ended January 31, 2024, we had two stock option plans: the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”), which were adopted by our Board of Directors on July 14, 2010 and January 25, 2018, respectively. The 2018 Share Plan was approved by our shareholders on March 29, 2018.

Stock Option Activity

During the three months ended January 31, 2024 and 2023, we granted options to purchase 1,335,000 shares and 1,505,000 shares of common stock, respectively, to employees and consultants, with exercise prices ranging from $4.19 to $4.81 per share, pursuant to the 2018 Share Plan. During the three months ended January 31, 2024 and 2023, stock options to purchase 24,000 and 1,261 shares of common stock, respectively, were exercised on a cash basis, with aggregate proceeds of approximately $67,000 and $3,000, respectively. During the three months ended January 31, 2023, stock options to purchase 1,111 shares of common stock, of which 808 shares were withheld, were exercised on a cashless basis. During the three months ended January 31, 2024, no stock options were exercised on a cashless basis.

2010 Share Plan

The 2010 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. In accordance with the provisions of the 2010 Share Plan, the plan terminated with respect to the ability to grant future awards on July 14, 2020. Information regarding the 2010 Share Plan for the three months ended January 31, 2024 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2023	1,189,000	$2.94
Exercised	(13,000)	2.92
Options outstanding and exercisable at January 31, 2024	1,176,000	$2.94	$2,012

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of January 31, 2024:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.67 - $2.27	366,000	3.3	$1.27
$2.58 - $3.13	301,000	2.0	$2.91
$3.46 - $5.30	509,000	4.3	$4.17

2018 Share Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. As of January 31, 2024, the 2018 Share Plan had 883,906 shares available for future grants. Information regarding the 2018 Share Plan for the three months ended January 31, 2024 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2023	10,241,000	$3.67
Granted	1,335,000	$4.39
Exercised	(11,000)	$2.68
Forfeited/Expired	(243,906)	4.31
Options outstanding at January 31, 2024	11,321,094	$3.74	$9,236
Options exercisable at January 31, 2024	7,085,397	$3.51	$7,083

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of January 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.09 - $3.87	5,458,879	6.2	$3.24	4,976,100	5.9	$3.28
$3.96 - $5.30	5,862,215	8.2	$4.20	2,109,297	7.2	$4.04

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan (the “ESPP”) which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The plan was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018. During the three months ended January 31, 2024 and 2023, no shares were purchased under the ESPP.

Warrants

As of January 31, 2024, we had warrants outstanding to purchase 300,000 shares of common stock at $6.56 per share, issued during fiscal year 2021 and expiring on March 22, 2026.

Information regarding the Company’s warrants for the three months ended January 31, 2024 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Warrants Outstanding at October 31, 2023	300,000	$6.56
Warrants Outstanding and Exercisable at January 31, 2024	300,000	$6.56	$0

The following table summarizes information about the Company’s outstanding and exercisable warrants as of January 31, 2024:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.56	300,000	2.1	$6.56

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of January 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$855	$-	$-	$855
U.S. treasury bills:
Short-term investments	-	22,800	-	22,800
Total financial assets	$855	$22,800	$-	$23,655

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$778	$-	$-	$778
Certificates of deposit:
Short term investments	-	720	-	720
U.S. treasury bills:
Short-term investments	-	22,209	-	22,209
Total financial assets	$778	$22,929	$-	$23,707

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

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	January 31,	October 31,
	2024	2023
	(in thousands)
Payroll and related expenses	$552	$1,114
Accrued royalty and contingent legal fees	626	626
Accrued other	64	30
	$1,242	$1,770

6. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the three months ended January 31, 2024 and 2023, were stock options to purchase 12,497,094 and 11,821,500 shares, respectively, and warrants to purchase 300,000 and 300,000 shares, respectively.

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

We have substantial net operating loss carryforwards for Federal and California income tax returns. These net operating loss carryforwards could be subject to limitations under Internal Revenue Code section 382, the effects of which have not been determined by the Company. We have no unrecognized income tax benefits as of January 31, 2024 and October 31, 2023 and we account for interest and penalties related to income tax matters, if any, in general and administrative expenses.

9. LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to an operating lease that, as amended, will expire on September 30, 2024, with an option to extend the lease an additional two years. Our base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs. The lease, as amended, resulted in a right-of-use asset and lease liability of approximately $260,000 with a discount rate of 10%. Rent expense was approximately $17,000 and $17,000, respectively, for the three months ended January 31, 2024 and 2023.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The remaining 32-month lease term as of January 31, 2024 for the Company’s lease includes the noncancelable period of the lease and the additional two-year option period that the Company is reasonably certain to exercise. All right-of-use assets are reviewed for impairment when indications of impairment are present.

As of January 31, 2024, the annual minimum future lease payments of our operating lease liabilities were as follows (in thousands):

For years Ended October 31,	Operating Leases
2024	$51
2025	70
2026	65
Total future minimum lease payments, undiscounted	186
Less: Imputed interest	(24)
Present value of future minimum lease payments	$162

10. COMMITMENTS AND CONTINGENCES

Litigation Matters

Other than lawsuits related to the enforcement of our patent rights, we are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

License Commitments

As of January 31, 2024, our commitments under certain technology license agreements related to our therapeutic and vaccine development programs for the remainder of fiscal year 2024, were approximately $14,000.

Research & Development Agreements

We have entered into certain research and development agreements with various third-party vendors related to the manufacturing and stability testing of the materials necessary for the development of our breast cancer vaccine and our CAR-T therapeutic. As of January 31, 2024, future payments the Company may make under these agreements, dependent upon, among other things, development of analytical methods, formulation feasibility studies, stability testing, and results of manufacturing processes, may be approximately $3.6 million and such payments may be made over up to a five-year period.

11. SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on the management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in four reportable segments, each with different operating and potential revenue generating characteristics: (i) CAR-T Therapeutics, (ii) Cancer Vaccines, (iii) Anti-Viral Therapeutics and (iv) Other. The following represents selected financial information for our segments for the three months ended January 31, 2024 and 2023 and as of January 31, 2024 and October 31, 2023 (in thousands):

	For the Three Months Ended January 31,
	2024	2023
Net loss:
CAR-T Therapeutics	$(1,525)	$(911)
Cancer Vaccines	(1,756)	(958)
Anti-Viral Therapeutics	-	(482)
Other	(9)	(3)
Total	$(3,290)	$(2,354)

Total operating costs and expenses	$3,609	$2,556
Less non-cash share-based compensation	(1,260)	(1,063)
Operating costs and expenses excluding non-cash share-based compensation	$2,349	$1,493
Operating costs and expenses excluding non-cash share based compensation expense:
CAR-T Therapeutics	$1,128	$598
Cancer Vaccines	1,213	588
Anti-Viral Therapeutics	-	305
Other	8	2
Total	$2,349	$1,493

	January 31, 2024	October 31, 2023
Total assets:
CAR-T Therapeutics	$12,124	$7,523
Cancer Vaccines	13,162	17,215
Anti-Viral Therapeutics	-	700
Other	86	84
Total	$25,372	$25,522

Operating costs and expenses excluding non-cash share-based compensation is the measurement the chief operating decision-maker uses in managing the enterprise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 and the condensed consolidated financial statements included in this Report. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

GENERAL

We discuss the description of our business in the Notes to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three months ended January 31, 2024 compared with three months ended January 31, 2023

Revenue

We had no revenue during the three-month periods ended January 31, 2024 and 2023.

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

Research and Development Expenses

Research and development expenses are related to the development of our cancer therapeutics and vaccine programs and the expenses incurred in the three months ended January 31, 2024 consisted of approximately $629,000 and $720,000 for CAR-T therapeutics and cancer vaccines, respectively.

Research and development expenses increased by approximately $281,000 to approximately $1,349,000 in the three months ended January 31, 2024, from approximately $1,068,000 in the three months ended January 31, 2023. The increase in research and development expenses was primarily due to an increase in outside research and development expenses related to our breast cancer vaccine program of approximately $164,000, an increase in outside research and development expenses related to our CAR-T therapeutics program of approximately $141,000, and an increase in employee compensation and related costs, other than stock option compensation expense, of approximately $84,000, offset by a decrease in outside research and development expenses related to our ovarian cancer vaccine program of approximately $71,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $772,000 to approximately $2,260,000 in the three months ended January 31, 2024, from approximately $1,488,000 in the three months ended January 31, 2023. The increase in general and administrative expenses was primarily due to an increase in investor and public relations expense of approximately $389,000, an increase in employee stock option compensation expense of approximately $95,000, an increase in legal and other professional fees of approximately $78,000, an increase in employee compensation and related costs, other than stock option compensation expense, of approximately $77,000, and an increase in director compensation, including stock option compensation, of approximately $72,000.

Interest Income

Interest income increased by approximately $117,000 to approximately $319,000 in the three months ended January 31, 2024, from approximately $202,000 in the three months ended January 31, 2023, due to an increase in interest rates and the increased dollar amount held in short-term investments.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s ownership interest in Certainty’s net loss, increased by approximately $3,000 to approximately $35,000 in the three months ended January 31, 2024 from approximately $32,000 in the three months ended January 31, 2023, as Certainty’s net loss increased.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of March 12, 2024, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. During the three months ended January 31, 2024, we raised approximately $2,196,000, net of expenses, through an at-the-market equity offering of 555,820 shares of common stock, under which offering we may issue up to $100 million of common stock. Under our at-the-market equity program, which is currently effective and may remain available for us to use in the future, as of January 31, 2024, we may sell an additional approximately $98 million of common stock. We may seek to obtain working capital during our fiscal year 2024 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the three months ended January 31, 2024, cash used in operating activities was approximately $2,309,000. Cash provided by investing activities was approximately $129,000, resulting from the maturities of short-term investments of approximately $20,149,000, offset by purchases of short-term investments totaling approximately $20,020,000. Cash provided by financing activities was approximately $2,263,000, resulting from the sale of 555,820 shares of common stock in an at-the-market equity offering of approximately $2,196,000, net of expenses, and the proceeds from stock option exercises of approximately $67,000. As a result, our cash, cash equivalents, and short-term investments at January 31, 2024 decreased approximately $46,000 to approximately $23,798,000 from approximately $23,844,000 at the end of fiscal year 2023.

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

We believe that, of the significant accounting policies discussed in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, the following accounting policies require our most difficult, subjective or complex judgments:

●	Revenue Recognition,
●	Stock-Based Compensation, and
●	Research and Development Expenses.

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

Research and Development Expenses

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

EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

We discuss the effect of recently issued pronouncements in Note 7 of the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of January 31, 2024, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

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

There was no change in our internal control over financial reporting during the three months ended January 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Other than lawsuits related to the enforcement of our patent rights, we are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended January 31, 2024, the Company issued an aggregate of 29,336 shares of our common stock to companies in payment of investor relations services. The common stock was issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act as they were issued to recipients, without a view to distribution, and were not issued through any general solicitation or advertisement.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 12, 2024.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 12, 2024.
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 12, 2024.
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 12, 2024.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXA BIOSCIENCES, INC.

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman and Chief Executive Officer
March 12, 2024		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial and
March 12, 2024		Accounting Officer)

