Form 10-Q
period 2024-04-30
Anixa Biosciences Inc
filed 2024-06-04
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

or

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

On June 4, 2024 the registrant had outstanding 32,006,460 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	April 30, 2024	October 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$995	$915
Short-term investments	22,244	22,929
Receivables	218	270
Prepaid expenses and other current assets	757	1,242
Total current assets	24,214	25,356

Operating lease right-of-use asset	141	166
Total assets	$24,355	$25,522

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$215	$206
Accrued expenses	1,410	1,770
Operating lease liability	56	52
Total current liabilities	1,681	2,028

Operating lease liability, non-current	93	123
Total liabilities	1,774	2,151

Commitments and contingencies (Note 10)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 32,006,460 and 31,145,219 shares issued and outstanding as of April 30, 2024 and October 31, 2023, respectively	320	311
Additional paid-in capital	257,893	252,222
Accumulated deficit	(234,590)	(228,196)
Total shareholders’ equity	23,623	24,337
Noncontrolling interest (Note 2)	(1,042)	(966)
Total equity	22,581	23,371

Total liabilities and equity	$24,355	$25,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	For the three months ended		For the six months ended
	April 30,		April 30,
	2024	2023	2024	2023

Revenue	$-	$210	$-	$210

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses	-	161	-	161
Research and development expenses (including non-cash stock-based compensation expenses of $520, $492, $1,009 and $998, respectively)	1,646	998	2,995	2,066
General and administrative expenses (including non-cash stock-based compensation expenses of $740, $735, $1,511 and $1,292, respectively)	1,821	1,611	4,081	3,099
Total operating costs and expenses	3,467	2,770	7,076	5,326

Loss from operations	(3,467)	(2,560)	(7,076)	(5,116)

Interest income	287	253	606	455

Net loss	(3,180)	(2,307)	(6,470)	(4,661)

Less: Net loss attributable to noncontrolling interest	(41)	(19)	(76)	(51)

Net loss attributable to common shareholders	$(3,139)	$(2,288)	$(6,394)	$(4,610)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.10)	$(0.07)	$(0.20)	$(0.15)

Weighted average common shares outstanding:
Basic and diluted	31,914	30,930	31,677	30,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands, except share data)

FOR THE THREE MONTHS ENDED APRIL 30, 2024

	Common Stock		Additional		Total	Non-
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity	controlling Interest	Total Equity

Balance, January 31, 2024	31,754,375	$318	$255,738	$(231,451)	$24,605	$(1,001)	$23,604
Stock option compensation to employees and directors	-	-	1,238	-	1,238	-	1,238
Stock options issued to consultants	-	-	22	-	22	-	22
Common stock issued in an at-the-market offering, net of offering expenses of $26	229,470	2	831	-	833	-	833
Common stock issued upon exercise of stock options	19,999	-	57	-	57	-	57
Common stock issued pursuant to an employee stock purchase plan	2,616	-	7	-	7	-	7
Net loss	-	-	-	(3,139)	(3,139)	(41)	(3,180)
Balance, April 30, 2024	32,006,460	$320	$257,893	$(234,590)	$23,623	$(1,042)	$22,581

FOR THE THREE MONTHS ENDED APRIL 30, 2023

	Common Stock		Additional		Total	Non-
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity	controlling Interest	Total Equity

Balance, January 31, 2023	30,922,830	$309	$248,189	$(220,707)	$27,791	$(879)	$26,912
Stock option compensation to employees and directors	-	-	1,155	-	1,155	-	1,155
Stock options issued to consultants	-	-	47	-	47	-	47
Common stock issued upon exercise of stock options	27,818	1	74	-	75	-	75
Common stock issued to consultants	6,114	-	25	-	25	-	25
Common stock issued pursuant to an employee stock purchase plan	1,903	-	6	-	6	-	6
Net loss	-	-	-	(2,288)	(2,288)	(19)	(2,307)
Balance, April 30, 2023	30,958,665	$310	$249,496	$(222,995)	$26,811	$(898)	$25,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands, except share data)

FOR THE SIX MONTHS ENDED APRIL 30, 2024

	Common Stock		Additional		Total	Non-
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity	controlling Interest	Total Equity

Balance, October 31, 2023	31,145,219	$311	$252,222	$(228,196)	$24,337	$(966)	$23,371
Stock option compensation to employees and directors	-	-	2,346	-	2,346	-	2,346
Stock options issued to consultants	-	-	78	-	78	-	78
Common stock issued in an at-the-market offering, net of offering expenses of $94	785,290	8	3,021	-	3,029	-	3,029
Common stock issued upon exercise of stock options	43,999	-	124	-	124	-	124
Common stock issued to consultants	29,336	1	95	-	96	-	96
Common stock issued pursuant to an employee stock purchase plan	2,616	-	7	-	7	-	7
Net loss	-	-	-	(6,394)	(6,394)	(76)	(6,470)
Balance, April 30, 2024	32,006,460	$320	$257,893	$(234,590)	$23,623	$(1,042)	$22,581

FOR THE SIX MONTHS ENDED APRIL 30, 2023

	Common Stock		Additional		Total	Non-
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity	controlling Interest	Total Equity

Balance, October 31, 2022	30,913,902	$309	$247,123	$(218,385)	$29,047	$(847)	$28,200
Stock option compensation to employees and directors	-	-	2,112	-	2,112	-	2,112
Stock options issued to consultants	-	-	128	-	128	-	128
Common stock issued upon exercise of stock options	29,382	1	77	-	78	-	78
Common stock issued to consultants	13,478	-	50	-	50	-	50
Common stock issued pursuant to an employee stock purchase plan	1,903	-	6	-	6	-	6
Net loss	-	-	-	(4,610)	(4,610)	(51)	(4,661)
Balance, April 30, 2023	30,958,665	$310	$249,496	$(222,995)	$26,811	$(898)	$25,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the six months ended April 30,
	2024	2023
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(6,470)	$(4,661)
Stock option compensation to employees and directors	2,346	2,112
Stock options issued to consultants	78	128
Common stock issued to consultants	96	50
Amortization of operating lease right-of-use asset	25	23
Change in operating assets and liabilities:
Receivables	52	(209)
Prepaid expenses and other current assets	485	286
Accounts payable	9	(69)
Accrued expenses	(360)	(433)
Operating lease liability	(26)	(22)
Net cash used in operating activities	(3,765)	(2,795)

Cash flows from investing activities:
Disbursements to acquire short-term investments	(34,738)	(17,406)
Proceeds from maturities of short-term investments	35,423	13,377
Net cash provided by (used in) investing activities	685	(4,029)

Cash flows from financing activities:
Proceeds from sale of common stock in an at-the-market offering, net of offering expenses of $94	3,029	-
Proceeds from sale of common stock pursuant to an employee stock purchase plan	7	6
Proceeds from exercise of stock options	124	78
Net cash provided by financing activities	3,160	84

Net increase (decrease) in cash and cash equivalents	80	(6,740)
Cash and cash equivalents at beginning of period	915	12,360
Cash and cash equivalents at end of period	$995	$5,620

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

Anixa Biosciences, Inc. is a biotechnology company developing vaccines and therapies that are focused on critical unmet needs in oncology. Our vaccine programs include (i) the development of a preventative vaccine against triple negative breast cancer (“TNBC”), the most lethal form of breast cancer, as well other forms of breast cancer and (ii) the development of a preventative vaccine against ovarian cancer. We have also recently launched a discovery program utilizing the same mechanism as our breast and ovarian cancer vaccines, to develop additional cancer vaccines to address many intractable cancers, including high incidence malignancies in lung, colon and prostate. Our therapeutics programs include (i) the development of a chimeric endocrine receptor T cell therapy, a novel form of chimeric antigen receptor T cell (“CAR-T”) technology, initially focused on treating ovarian cancer, which is being developed at our subsidiary, Certainty Therapeutics, Inc. (“Certainty”), and (ii) until March 2023, the development of anti-viral drug candidates for the treatment of Covid-19.

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

In October 2021, following the U.S. Food and Drug Administration’s (“FDA”) authorization to proceed, we commenced dosing patients in a Phase 1 clinical trial of our breast cancer vaccine. This study, which is being funded by a U.S. Department of Defense grant to Cleveland Clinic, is a multiple-ascending dose Phase 1 trial to determine the maximum tolerated dose (“MTD”) of the vaccine in patients with early-stage, triple-negative breast cancer as well as monitor immune response. The study is being conducted at Cleveland Clinic. The first segment of the study, Phase 1a, will consist of approximately 24 patients who have completed treatment for early-stage, triple-negative breast cancer within the past three years and are currently tumor-free but at high risk for recurrence. Studies show that 42% of TNBC patients will have a recurrence of their cancer, with most of the recurrences occurring in the first two to three years after standard of care treatment. During the course of the Phase 1a study, participants will receive three vaccinations, each two weeks apart, and will be closely monitored for side effects and immune response. In January 2023, the number of participants in each dose cohort was expanded, and as of August 2023, we had completed vaccinating all patients in these expanded cohorts. In December 2023, we presented the immunological data collected to date at the San Antonio Breast Cancer Symposium. The data presented show that in the vaccinated women who had been tested to date, various levels of antigen-specific T cell responses were observed at all dose levels. We have begun vaccinating participants in up to three additional dose cohorts at dose levels higher than the currently determined MTD and lower than the highest dose where we observed dose limiting side effects. Further, in November 2023, we commenced vaccination of participants in the second segment of the trial, Phase 1b, that includes participants who have never had cancer, but carry certain mutations in genes such as BRCA1, BRCA2 or PALB2, that indicate a greater risk of developing TNBC in the future, and have elected to have a prophylactic mastectomy. Finally, in January 2024, we commenced vaccination of participants in the third segment of the trial, Phase 1c, that includes post-operative TNBC patients that have residual disease following treatment and are currently undergoing treatment with pembrolizumab (Keytruda®).

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

In May 2024, based on the positive clinical results to date in the development of our breast cancer vaccine, we entered into a Joint Development and Option Agreement with Cleveland Clinic to collaborate in efforts to develop additional vaccines for the prevention or treatment of cancers. Working with Cleveland Clinic researchers, we will focus on the same novel scientific mechanism as in our breast and ovarian cancer vaccines, and work to discover additional retired proteins that may be associated with other forms of cancer, specifically high incidence malignancies in the lung, colon and prostate.

Our subsidiary, Certainty, is developing immuno-therapy drugs against cancer. Certainty holds an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading NCI designated cancer research center, relating to Wistar’s chimeric endocrine receptor targeted therapy technology. We have initially focused on the development of a treatment for ovarian cancer, but we also may pursue applications of the technology for the development of treatments for additional solid tumors. The license agreement requires Certainty to make certain cash and equity payments to Wistar upon achievement of specific development milestones. With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty, such equity stake subject to dilution by further funding of Certainty’s activities by the Company. Due to such Company funding, Wistar’s equity stake in Certainty was 4.5% as of April 30, 2024.

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), has begun human clinical testing of the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer. After receiving authorization from the FDA, we commenced enrollment of patients in a Phase 1 clinical trial and treated the first patient in August 2022. Further, in May 2023 and August 2023, we treated the second and third patients in the trial, respectively, at the same dose level as the first patient, and the treatment was well-tolerated by the patients. In February 2024 and May 2024, we treated the first two patients, respectively, in the second dose cohort, where the patients were administered a three-times higher dose of cells than the patients in the first cohort. The treatment appears to have been well-tolerated by the patients. This study is a dose-escalation trial with two arms based on route of delivery—intraperitoneal or intravenous—to determine the maximum tolerated dose in patients with recurrent epithelial ovarian cancer and to assess persistence, expansion and efficacy of the modified T cells. The study is being conducted at Moffitt and will consist of 24 to 48 patients who have received at least two prior lines of chemotherapy. The study is estimated to be completed in two to four years depending on multiple factors including when maximum tolerated dose is reached, the rate of patient enrollment, and how long we maintain the two different delivery methods.

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

Funding and Management’s Plans

Based on currently available information as of June 4, 2024, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. During the six months ended April 30, 2024, we raised approximately $3,029,000, net of expenses, through an at-the-market equity offering of 785,290 shares of common stock, under which offering we may issue up to $100 million of common stock. Under our at-the-market equity program, which is currently effective and may remain available for us to use in the future, as of April 30, 2024, we may sell an additional approximately $97 million of common stock. We may seek to obtain working capital during our fiscal year 2024 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and disclosures required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. The accompanying October 31, 2023 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by US GAAP. The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of April 30, 2024, and results of operations and cash flows for the interim periods represented. The results of operations for the three and six months ended April 30, 2024 are not necessarily indicative of the results to be expected for the year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity. The following table sets forth the changes in noncontrolling interest for the six months ended April 30, 2024 (in thousands):

Balance, October 31, 2023	$(966)
Net loss attributable to noncontrolling interest	(76)
Balance, April 30, 2024	$(1,042)

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

Investment Policy

The Company’s investment policy is to acquire U.S. government debt securities with fixed maturities and contractual cash flows that the Company has the positive intent and ability to hold to maturity. These securities are recorded at amortized cost, net of any applicable discount which is amortized to interest income, and are accounted for as held-to-maturity securities.

3. STOCK-BASED COMPENSATION

The Company maintains stock equity incentive plans under which the Company grants incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

We account for stock options granted to employees, directors and others using the accounting guidance in ASC 718, Stock Compensation (“ASC 718”). We estimate the fair value of service-based stock options on the date of grant, using the Black-Scholes pricing model, and recognize compensation expense over the requisite service period of the grant. We recorded stock-based compensation expense related to service-based stock options granted to employees and directors of approximately $1,238,000 and $1,155,000 during the three months ended April 30, 2024 and 2023, respectively, and approximately $2,346,000 and $2,112,000 during the six months ended April 30, 2024 and 2023, respectively.

The compensation cost for service-based stock options granted to consultants is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to three years. We recorded stock-based consulting expense related to stock options granted to consultants of approximately $22,000 and $47,000 during the three months ended April 30, 2024 and 2023, respectively, and approximately $78,000 and $128,000 during the six months ended April 30, 2024 and 2023, respectively.

Stock Option Plans

During the three and six months ended April 30, 2024, we had two stock option plans: the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”), which were adopted by our Board of Directors on July 14, 2010 and January 25, 2018, respectively. The 2018 Share Plan was approved by our shareholders on March 29, 2018.

Stock Option Activity

During the three months ended April 30, 2024 and 2023, we granted options to purchase 15,000 shares and 0 shares of common stock, respectively, and during the six months ended April 30, 2024 and 2023, we granted options to purchase 1,350,000 shares and 1,505,000 shares of common stock, respectively, to employees, directors and consultants, with exercise prices ranging from $3.17 to $4.39 per share, pursuant to the 2018 Share Plan. During the three months ended April 30, 2024 and 2023, stock options to purchase 19,999 and 27,818 shares of common stock, respectively, were exercised on a cash basis, with aggregate proceeds of approximately $57,000 and $75,000, respectively. During the six months ended April 30, 2024, stock options to purchase 43,999 shares of common stock were exercised on a cash basis, with aggregate proceeds of approximately $124,000. During the six months ended April 30, 2023 stock options to purchase 1,111 shares of common stock, of which 808 shares were withheld, were exercised on a cashless basis and stock options to purchase 29,079 shares of common stock were exercised on a cash basis, with aggregate proceeds of approximately $78,000

2010 Share Plan

The 2010 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. In accordance with the provisions of the 2010 Share Plan, the plan terminated with respect to the ability to grant future awards on July 14, 2020. Information regarding the 2010 Share Plan for the six months ended April 30, 2024 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2023	1,189,000	$2.94
Exercised	(13,000)	$2.92
Options outstanding and exercisable at April 30, 2024	1,176,000	$2.94	$643

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of April 30, 2024:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.67 - $2.27	366,000	3.1	$1.27
$2.58 - $3.13	301,000	1.7	$2.91
$3.46 - $5.30	509,000	4.0	$4.17

2018 Share Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. As of April 30, 2024, the 2018 Share Plan had 938,907 shares available for future grants. Information regarding the 2018 Share Plan for the six months ended April 30, 2024 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2023	10,241,000	$3.67
Granted	1,350,000	$4.38
Exercised	(30,999)	$2.78
Expirations	(313,907)	$4.21
Options outstanding at April 30, 2024	11,246,094	$3.74	$582
Options exercisable at April 30, 2024	7,363,587	$3.57	$505

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of April 30, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.09 - $3.87	5,383,879	6.0	$3.24	4,953,309	5.8	$3.27
$3.96 - $5.30	5,862,215	7.9	$4.20	2,410,278	7.4	$4.21

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan (the “ESPP”) which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The ESPP was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018. During the three and six months ended April 30, 2024 and 2023, employees purchased 2,616 and 1,903 shares, respectively, with aggregate proceeds of approximately $7,000 and $6,000, respectively.

Warrants

As of April 30, 2024, we had warrants outstanding to purchase 300,000 shares of common stock at $6.56 per share, issued during fiscal year 2021 and expiring on March 22, 2026.

Information regarding the Company’s warrants for the six months ended April 30, 2024 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Warrants outstanding at October 31, 2023	300,000	$6.56
Warrants outstanding and exercisable at April 30, 2024	300,000	$6.56	$0

The following table summarizes information about the Company’s outstanding and exercisable warrants as of April 30, 2024:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.56	300,000	1.9	$6.56

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of April 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$853	$-	$-	$853
U.S. treasury bills
Short-term investments	-	22,244	-	22,244
Total financial assets	$853	$22,244	$-	$23,097

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$778	$-	$-	$778
Certificates of deposit:
Short term investments	-	720	-	720
U.S. treasury bills:
Short-term investments	-	22,209	-	22,209
Total financial assets	$778	$22,929	$-	$23,707

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

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	April 30,	October 31,
	2024	2023
	(in thousands)
Payroll and related expenses	$718	$1,114
Accrued royalty and contingent legal fees	626	626
Accrued other	66	30
	$1,410	$1,770

6. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the six months ended April 30, 2024 and 2023, were stock options to purchase 12,422,094 and 11,643,682 shares, respectively, and warrants to purchase 300,000 and 300,000 shares, respectively.

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

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to provide more disaggregated expense information about a public entity’s reportable segments. The amendments in this update should be applied retrospectively and are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to require disaggregated information about a reporting entity’s effect tax rate reconciliation as well as information on income taxes paid. The amendments in this update should be applied prospectively, with an option to apply them retrospectively, and are effective for fiscal years beginning after December 15, 2024 for public entities. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

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

We have substantial net operating loss carryforwards for Federal and California income tax returns. These net operating loss carryforwards could be subject to limitations under Internal Revenue Code section 382, the effects of which have not been determined by the Company. We have no unrecognized income tax benefits as of April 30, 2024 and October 31, 2023 and we account for interest and penalties related to income tax matters, if any, in general and administrative expenses.

9. LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to an operating lease that, as amended, will expire on September 30, 2024, with an option to extend the lease an additional two years. Our base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs. The lease, as amended, resulted in a right-of-use asset and lease liability of approximately $260,000 with a discount rate of 10%. Rent expense was approximately $17,000 and $17,000, respectively, for the three months ended April 30, 2024 and 2023, and approximately $33,000 and $33,000, respectively, for the six months ended April 30, 2024 and 2023.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The remaining 29-month lease term as of April 30, 2024 for the Company’s lease includes the noncancelable period of the lease and the additional two-year option period that the Company is reasonably certain to exercise. All right-of-use assets are reviewed for impairment when indications of impairment are present.

As of April 30, 2024, the annual minimum future lease payments of our operating lease liabilities were as follows (in thousands):

For years Ended October 31,	Operating Leases
2024	$34
2025	70
2026	65
Total future minimum lease payments, undiscounted	169
Less: Imputed interest	(20)
Present value of future minimum lease payments	$149

10. COMMITMENTS AND CONTINGENCES

Litigation Matters

Other than lawsuits related to the enforcement of our patent rights, we are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

Research & Development Agreements

We have entered into certain research and development agreements with various third-party vendors related to the manufacturing and stability testing of the materials necessary for the development of our breast cancer vaccine and our CAR-T therapeutic. As of April 30, 2024, future payments the Company may make under these agreements, dependent upon, among other things, development of analytical methods, formulation feasibility studies, stability testing, and results of manufacturing processes, may be approximately $3.7 million and such payments may be made over up to a five-year period.

11. SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on the management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in three reportable segments, each with different operating and potential revenue generating characteristics: (i) CAR-T Therapeutics, (ii) Cancer Vaccines and (iii) Other. The following represents selected financial information for our segments for the three and six months ended April 30, 2024 and 2023 and as of April 30, 2024 and October 31, 2023, in thousands:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2024	2023	2024	2023
Net income/(loss):
CAR-T Therapeutics	$(1,444)	$(997)	$(2,970)	$(1,908)
Cancer Vaccines	(1,713)	(913)	(3,469)	(1,871)
Other	(23)	(397)	(31)	(882)
Total	$(3,180)	$(2,307)	$(6,470)	$(4,661)

Total operating costs and expenses	$3,467	$2,770	$7,076	$5,326
Less non-cash stock-based compensation	(1,260)	(1,227)	(2,520)	(2,290)
Operating costs and expenses excluding non-cash stock-based compensation	$2,207	$1,543	$4,556	$3,036
Operating costs and expenses excluding non-cash stock-based compensation:
CAR-T Therapeutics	$1,026	$620	$2,154	$1,218
Cancer Vaccines	1,160	523	2,373	1,111
Other	21	400	29	707
Total	$2,207	$1,543	$4,556	$3,036

	April 30, 2024	October 31, 2023
Total assets:
CAR-T Therapeutics	$11,314	$7,523
Cancer Vaccines	12,778	17,215
Other	263	784
Total	$24,355	$25,522

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

12. SUBSEQUENT EVENT

On May 3, 2024, we entered into a Joint Development and Option Agreement (the “Agreement”) with Cleveland Clinic. Pursuant to the Agreement, the parties agreed on the terms and conditions under which the parties will collaborate in efforts to develop vaccines for the prevention or treatment of cancers using the same mechanism as our breast and ovarian cancer vaccines, focusing on high incidence malignancies in lung, colon and prostate. As consideration, the Company paid Cleveland Clinic a non-refundable, option fee in May 2024. The Company will also provide development funding in three tranches, the first payment was paid in May 2024, the second payment will be paid on or before January 31, 2025 and the third payment will be paid on or before January 31, 2026. None of these payments are expected to have a material effect on the Company’s results of operations or financial condition.

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

RESULTS OF OPERATIONS

Three months ended April 30, 2024 compared with three months ended April 30, 2023

Revenue

We had no revenue during the three months ended April 30, 2024. For the three months ended April 30, 2023, we recorded revenue of approximately $210,000 from one license agreement. The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, and covenant not to sue. Pursuant to the terms of the agreement, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services. Accordingly, the performance obligations from this license agreement were satisfied and 100% of the revenue was recognized upon execution of the license agreement.

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

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses

We had no inventor royalties, contingent legal fees, litigation and licensing expenses during the three months ended April 30, 2024. Inventor royalties, contingent legal fees, litigation and licensing expenses for the three months ended April 30, 2023 were approximately $161,000. Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized. Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Research and Development Expenses

Research and development expenses are related to the development of our cancer therapeutics and vaccine programs and the expenses incurred in the three months ended April 30, 2024 consisted of approximately $798,000 and $848,000 for CAR-T therapeutics and cancer vaccines, respectively.

Research and development expenses increased by approximately $648,000 to approximately $1,646,000 in the three months ended April 30, 2024, from approximately $998,000 in the three months ended April 30, 2023. The increase in research and development expenses was primarily due to an increase in outside research and development expenses related to our CAR-T therapeutics program of approximately $266,000, an increase in outside research and development expenses related to our breast cancer vaccine program of approximately $229,000, an increase in employee compensation and related costs, other than stock option compensation expense, of approximately $111,000, and an increase in employee stock option compensation of approximately $62,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $210,000 to approximately $1,821,000 in the three months ended April 30, 2024, from approximately $1,611,000 in the three months ended April 30, 2023. The increase in general and administrative expenses was primarily due to an increase in investor and public relations expense of approximately $214,000, an increase in consulting fees of approximately $89,000, and an increase in director stock option compensation expense of approximately $48,000, offset by a decrease in employee compensation and related costs, other than stock option compensation expense, of approximately $111,000.

Interest Income

Interest income increased by approximately $34,000 to approximately $287,000 in the three months ended April 30, 2024, from approximately $253,000 in the three months ended April 30, 2023, due to an increase in interest rates and the increased average dollar amount held in short-term investments.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s ownership interest in Certainty’s net loss, increased by approximately $22,000 to approximately $41,000 in the three months ended April 30, 2024, from approximately $19,000 in the three months ended April 30, 2023, as Certainty’s net loss increased.

Six months ended April 30, 2024 compared with six months ended April 30, 2023

Revenue

We had no revenue during the six months ended April 30, 2024. For the six months ended April 30, 2023, we recorded revenue of approximately $210,000 from one license agreement. The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, and covenant not to sue. Pursuant to the terms of the agreement, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services. Accordingly, the performance obligations from this license agreement were satisfied and 100% of the revenue was recognized upon execution of the license agreement.

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

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses

We had no inventor royalties, contingent legal fees, litigation and licensing expenses during the six months ended April 30, 2024. Inventor royalties, contingent legal fees, litigation and licensing expenses for the six months ended April 30, 2023 were approximately $161,000. Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized. Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Research and Development Expenses

Research and development expenses are related to the development of our cancer therapeutics and vaccine programs and the expenses incurred in the six months ended April 30, 2024 consisted of approximately $1,427,000 and $1,568,000 for CAR-T therapeutics and cancer vaccines, respectively.

Research and development expenses increased by approximately $929,000 to approximately $2,995,000 in the six months ended April 30, 2024, from approximately $2,066,000 in the six months ended April 30, 2023. The increase in research and development expenses was primarily due to an increase in outside research and development expenses related to our CAR-T therapeutics program of approximately $407,000, an increase in outside research and development expenses related to our breast cancer vaccine program of approximately $394,000, an increase in employee compensation and related costs, other than stock option compensation expense, of approximately $195,000, and an increase in employee stock option compensation of approximately $80,000, offset by a decrease in outside research and development expenses related to our ovarian cancer vaccine program of approximately $96,000 and a decrease in consultant stock option expense of approximately $68,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $982,000 to approximately $4,081,000 in the six months ended April 30, 2024, from approximately $3,099,000 in the six months ended April 30, 2023. The increase in general and administrative expenses was primarily due to an increase in investor and public relations expense of approximately $579,000, an increase in director stock option compensation expense of approximately $86,000, an increase in consulting fees of approximately $84,000, an increase in employee stock option compensation expense of approximately $68,000, an increase in legal fees of approximately $68,000, and an increase in director fees of approximately $67,000.

Interest Income

Interest income increased by approximately $151,000 to approximately $606,000 in the six months ended April 30, 2024, from approximately $455,000 in the six months ended April 30, 2023, due to an increase in interest rates and the increased average dollar amount held in short-term investments.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s ownership interest in Certainty’s net loss, increased by approximately $25,000 to approximately $76,000 in the six months ended April 30, 2024, from approximately $51,000 in the six months ended April 30, 2023, as Certainty’s net loss increased.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of June 4, 2024, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. During the six months ended April 30, 2024, we raised approximately $3,029,000, net of expenses, through an at-the-market equity offering of 785,290 shares of common stock, under which offering we may issue up to $100 million of common stock. Under our at-the-market equity program, which is currently effective and may remain available for us to use in the future, as of April 30, 2024, we may sell an additional approximately $97 million of common stock. We may seek to obtain working capital during our fiscal year 2024 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the six months ended April 30, 2024, cash used in operating activities was approximately $3,765,000. Cash provided by investing activities was approximately $685,000, resulting from the maturities of short-term investments of approximately $35,423,000, offset by purchases of short-term investments totaling approximately $34,738,000. Cash provided by financing activities was approximately $3,160,000, resulting from the sale of 785,290 shares of common stock in an at-the-market equity offering of approximately $3,029,000, net of expenses, proceeds from stock option exercises of approximately $124,000, and proceeds from the sale of common stock pursuant to an employee stock purchase plan of approximately $7,000. As a result, our cash, cash equivalents, and short-term investments at April 30, 2024 decreased approximately $605,000 to approximately $23,239,000 from approximately $23,844,000 at the end of fiscal year 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of April 30, 2024, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

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

There was no change in our internal control over financial reporting during the three months ended April 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended April 30, 2024, the Company issued an aggregate of 29,336 shares of our common stock to companies in payment of investor relations services. The common stock was issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act as they were issued to recipients, without a view to distribution, and were not issued through any general solicitation or advertisement.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information.

As of April 30, 2024, there were no Rule 10b5-1 plans in place for any of our directors or officers.

Item 6. Exhibits.

10.1	Joint Development and Option Agreement, dated May 3, 2024, between the Company and The Cleveland Clinic Foundation. (Certain information has been redacted in the marked portions of the exhibit.)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 4, 2024.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 4, 2024.
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 4, 2024.
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 4, 2024.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXA BIOSCIENCES, INC.

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman and Chief Executive Officer
June 4, 2024		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
President, Chief Operating Officer and Chief Financial Officer
June 4, 2024		(Principal Financial and Accounting Officer)

