Form 10-Q
period 2024-07-31
Anixa Biosciences Inc
filed 2024-09-06
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

or

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

On September 6, 2024 the registrant had outstanding 32,179,492 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	July 31, 2024	October 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$1,225	$915
Short-term investments	19,520	22,929
Receivables	410	270
Prepaid expenses and other current assets	1,515	1,242
Total current assets	22,670	25,356

Operating lease right-of-use asset	238	166
Total assets	$22,908	$25,522

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$302	$206
Accrued expenses	1,678	1,770
Operating lease liability	24	52
Total current liabilities	2,004	2,028

Operating lease liability, non-current	213	123
Total liabilities	2,217	2,151

Commitments and contingencies (Note 10)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 32,146,460 and 31,145,219 shares issued and outstanding as of July 31, 2024 and October 31, 2023, respectively	321	311
Additional paid-in capital	259,317	252,222
Accumulated deficit	(237,867)	(228,196)
Total shareholders’ equity	21,771	24,337
Noncontrolling interest (Note 2)	(1,080)	(966)
Total equity	20,691	23,371

Total liabilities and equity	$22,908	$25,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$210

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses	-	-	-	161
Research and development expenses (including non-cash stock-based compensation expenses of $462, $520, $1,471 and $1,517, respectively)	1,925	1,088	4,920	3,154
General and administrative expenses (including non-cash stock-based compensation expenses of $717, $697, $2,228 and $1,990, respectively)	1,667	1,756	5,748	4,855
Total operating costs and expenses	3,592	2,844	10,668	8,170

Loss from operations	(3,592)	(2,844)	(10,668)	(7,960)

Interest income	277	296	883	751

Net loss	(3,315)	(2,548)	(9,785)	(7,209)

Less: Net loss attributable to noncontrolling interest	(38)	(37)	(114)	(88)

Net loss attributable to common shareholders	$(3,277)	$(2,511)	$(9,671)	$(7,121)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.10)	$(0.08)	$(0.30)	$(0.23)

Weighted average common shares outstanding:
Basic and diluted	32,054	30,974	31,804	30,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands, except share data)

FOR THE THREE MONTHS ENDED JULY 31, 2024

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance, April 30, 2024	32,006,460	$320	$257,893	$(234,590)	$23,623	$(1,042)	$22,581
Stock option compensation to employees and directors	-	-	1,094	-	1,094	-	1,094
Stock options issued to consultants	-	-	23	-	23	-	23
Offering expenses related to an at-the-market offering	-	-	(45)	-	(45)	-	(45)
Common stock issued upon exercise of stock options	80,000	1	193	-	194	-	194
Common stock issued to consultants	60,000	-	159	-	159	-	159
Net loss	-	-	-	(3,277)	(3,277)	(38)	(3,315)
Balance, July 31, 2024	32,146,460	$321	$259,317	$(237,867)	$21,771	$(1,080)	$20,691

FOR THE THREE MONTHS ENDED JULY 31, 2023

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance, April 30, 2023	30,958,665	$310	$249,496	$(222,995)	$26,811	$(898)	$25,913
Stock option compensation to employees and directors	-	-	1,153	-	1,153	-	1,153
Stock options issued to consultants	-	-	47	-	47	-	47
Common stock issued upon exercise of stock options	55,029	-	3	-	3	-	3
Common stock issued to consultants	4,076	-	17	-	17	-	17
Net loss	-	-	-	(2,511)	(2,511)	(37)	(2,548)
Balance, July 31, 2023	31,017,770	$310	$250,716	$(225,506)	$25,520	$(935)	$24,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands, except share data)

FOR THE NINE MONTHS ENDED JULY 31, 2024

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance, October 31, 2023	31,145,219	$311	$252,222	$(228,196)	$24,337	$(966)	$23,371
Stock option compensation to employees and directors	-	-	3,440	-	3,440	-	3,440
Stock options issued to consultants	-	-	101	-	101	-	101
Common stock issued in an at-the-market offering, net of offering expenses of $139	785,290	8	2,976	-	2,984	-	2,984
Common stock issued upon exercise of stock options	123,999	1	317	-	318	-	318
Common stock issued to consultants	89,336	1	254	-	255	-	255
Common stock issued pursuant to an employee stock purchase plan	2,616	-	7	-	7	-	7
Net loss	-	-	-	(9,671)	(9,671)	(114)	(9,785)
Balance, July 31, 2024	32,146,460	$321	$259,317	$(237,867)	$21,771	$(1,080)	$20,691

FOR THE NINE MONTHS ENDED JULY 31, 2023

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance, October 31, 2022	30,913,902	$309	$247,123	$(218,385)	$29,047	$(847)	$28,200
Stock option compensation to employees and directors	-	-	3,265	-	3,265	-	3,265
Stock options issued to consultants	-	-	175	-	175	-	175
Common stock issued upon exercise of stock options	84,411	1	80	-	81	-	81
Common stock issued to consultants	17,554	-	67	-	67	-	67
Common stock issued pursuant to an employee stock purchase plan	1,903	-	6	-	6	-	6
Net loss	-	-	-	(7,121)	(7,121)	(88)	(7,209)
Balance, July 31, 2023	31,017,770	$310	$250,716	$(225,506)	$25,520	$(935)	$24,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the nine months ended July 31,
	2024	2023
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(9,785)	$(7,209)
Stock option compensation to employees and directors	3,440	3,265
Stock options issued to consultants	101	175
Common stock issued to consultants	255	67
Amortization of operating lease right-of-use asset	28	34
Change in operating assets and liabilities:
Receivables	(140)	(288)
Prepaid expenses and other current assets	(273)	(65)
Accounts payable	96	(171)
Accrued expenses	(92)	(14)
Operating lease liability	(38)	(34)
Net cash used in operating activities	(6,408)	(4,240)

Cash flows from investing activities:
Disbursements to acquire short-term investments	(47,307)	(27,502)
Proceeds from maturities of short-term investments	50,716	22,493
Net cash provided by (used in) investing activities	3,409	(5,009)

Cash flows from financing activities:
Proceeds from sale of common stock in an at-the-market offering, net of offering expenses of $139	2,984	-
Proceeds from sale of common stock pursuant to an employee stock purchase plan	7	6
Proceeds from exercise of stock options	318	81
Net cash provided by financing activities	3,309	87

Net increase (decrease) in cash and cash equivalents	310	(9,162)
Cash and cash equivalents at beginning of period	915	12,360
Cash and cash equivalents at end of period	$1,225	$3,198

Supplemental disclosure of non-cash investing activity:
Operating lease right-of-use asset	$(100)	$-

Supplemental disclosure of non-cash financing activity:
Operating lease liability	$100	$-

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

Anixa Biosciences, Inc. is a biotechnology company developing vaccines and therapies that are focused on critical unmet needs in oncology. Our vaccine programs include (i) the development of a vaccine against breast cancer, initially focused on triple negative breast cancer (“TNBC”), the most lethal form of breast cancer, (ii) the development of a vaccine against ovarian cancer, and (iii) a vaccine discovery program utilizing the same mechanism as our breast and ovarian cancer vaccines, to develop additional cancer vaccines to address many intractable cancers, including high incidence malignancies in lung, colon and prostate. Our therapeutics programs include (i) the development of a chimeric endocrine receptor T cell therapy, a novel form of chimeric antigen receptor T cell (“CAR-T”) technology, initially focused on treating ovarian cancer, which is being developed at our subsidiary, Certainty Therapeutics, Inc. (“Certainty”), and (ii) until March 2023, the development of anti-viral drug candidates for the treatment of Covid-19.

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

In October 2021, following the U.S. Food and Drug Administration’s (“FDA”) authorization to proceed, we commenced dosing patients in a Phase 1 clinical trial of our breast cancer vaccine. This study, which is being fully funded by a U.S. Department of Defense grant to Cleveland Clinic, is a multiple-ascending dose Phase 1 trial to determine the maximum tolerated dose (“MTD”) of the vaccine in patients with early-stage, triple-negative breast cancer as well as monitor immune response. The study is being conducted at Cleveland Clinic. During the course of the Phase 1 study, participants will receive three vaccinations, each two weeks apart, and will be closely monitored for side effects and immune response. The first segment of the study, Phase 1a, will consist of approximately 24 patients who have completed treatment for early-stage, triple-negative breast cancer within the past three years and are currently tumor-free but at high risk for recurrence. Studies show that 42% of TNBC patients will have a recurrence of their cancer, with most of the recurrences occurring in the first two to three years after standard of care treatment. In January 2023, the number of participants in each dose cohort was expanded, and as of August 2023, we had completed vaccinating all patients in these expanded cohorts. In December 2023, we presented the immunological data collected to date at the San Antonio Breast Cancer Symposium. The data presented show that in the vaccinated women who had been tested to date, various levels of antigen-specific T cell responses were observed at all dose levels. Subsequently, we began vaccinating participants in additional dose cohorts at varying dose levels of the different key components of the vaccine. Further, in November 2023, we commenced vaccination of participants in the second segment of the trial, Phase 1b, that includes participants who have never had cancer, but carry certain mutations in genes such as BRCA1, BRCA2 or PALB2, that indicate a greater risk of developing TNBC in the future, and have elected to have a prophylactic mastectomy. Finally, in January 2024, we commenced vaccination of participants in the third segment of the trial, Phase 1c, that includes post-operative TNBC patients that have residual disease following treatment and are currently undergoing treatment with pembrolizumab (Keytruda®). We anticipate presenting the most recent data from each of the three arms of the trial at the Society for Immunotherapy of Cancer (SITC) Annual Meeting in November 2024.

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

Our subsidiary, Certainty, is developing immuno-therapy drugs against cancer. Certainty holds an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading NCI designated cancer research center, relating to Wistar’s chimeric endocrine receptor targeted therapy technology. We have initially focused on the development of a treatment for ovarian cancer, but we also may pursue applications of the technology for the development of treatments for additional solid tumors. The license agreement requires Certainty to make certain cash and equity payments to Wistar upon achievement of specific development milestones. With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty, such equity stake subject to dilution by further funding of Certainty’s activities by the Company. Due to such Company funding, Wistar’s equity stake in Certainty was 4.4% as of July 31, 2024.

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), has begun human clinical testing of the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer. After receiving authorization from the FDA, we commenced enrollment of patients in a Phase 1 clinical trial and treated the first patient in August 2022. Further, in May 2023 and August 2023, we treated the second and third patients in the trial, respectively, at the same dose level as the first patient, and the treatment was well-tolerated by the patients. In February 2024, May 2024 and June 2024, we treated the three patients, respectively, of the second dose cohort, where the patients were administered a three-times higher dose of cells than the patients in the first cohort. The treatment appears to have been well-tolerated by the patients. While the dose levels in the first two cohorts were expected to be sub-therapeutic, two of the six patients treated to date are exhibiting some anecdotal signs of efficacy. Both have shown signs of tumor necrosis, and one is more than 16 months past initial treatment. In the case of this patient, due to the encouraging results with her initial treatment, we sought single patient IND permission from the FDA to re-dose her. This re-dosing has been approved by the FDA, and we anticipate administering her second treatment in the coming weeks.

This study is a dose-escalation trial with two arms based on route of delivery—intraperitoneal or intravenous—to determine the maximum tolerated dose in patients with recurrent epithelial ovarian cancer and to assess persistence, expansion and efficacy of the modified T cells. The study is being conducted at Moffitt and will consist of up to 24 to 48 patients who have received at least two prior lines of chemotherapy. The study is estimated to be completed in two to four years depending on multiple factors including when the maximum tolerated dose is reached, the rate of patient enrollment, the significance of efficacy data and how long we maintain the two different delivery methods.

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

Funding and Management’s Plans

Based on currently available information as of September 6, 2024, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. The Company has approximately $20,745,000 of cash, cash equivalents, and short-term investments at July 31, 2024 compared to approximately $23,844,000 at October 31, 2023 which is a reduction of approximately $3,099,000 during the nine months ended July 31, 2024. Therefore, the Company believes that it has sufficient cash, cash equivalents, and short-term investments to operate its business, as currently contemplated, for significantly longer than 12 months from the date of this Report. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. During the nine months ended July 31, 2024, we raised approximately $2,984,000, net of expenses, through an at-the-market equity offering of 785,290 shares of common stock, under which offering we may issue up to $100 million of common stock. Under our at-the-market equity program, which is currently effective and may remain available for us to use in the future, as of July 31, 2024, we may sell an additional approximately $97 million of common stock.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and disclosures required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. The accompanying October 31, 2023 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by US GAAP. The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of July 31, 2024, and results of operations and cash flows for the interim periods represented. The results of operations for the three and nine months ended July 31, 2024 are not necessarily indicative of the results to be expected for the year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity. The following table sets forth the changes in noncontrolling interest for the nine months ended July 31, 2024 (in thousands):

Balance, October 31, 2023	$(966)
Net loss attributable to noncontrolling interest	(114)
Balance, July 31, 2024	$(1,080)

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

Stock Option Compensation Expense

We account for stock options granted to employees, directors and others using the accounting guidance in ASC 718, Stock Compensation (“ASC 718”). We estimate the fair value of service-based stock options on the date of grant, using the Black-Scholes pricing model, and recognize compensation expense over the requisite service period of the grant. We recorded stock-based compensation expense related to service-based stock options granted to employees and directors of approximately $1,094,000 and $1,153,000 during the three months ended July 31, 2024 and 2023, respectively, and approximately $3,440,000 and $3,265,000 during the nine months ended July 31, 2024 and 2023, respectively.

The compensation cost for service-based stock options granted to consultants is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to three years. We recorded stock-based consulting expense related to stock options granted to consultants of approximately $23,000 and $47,000 during the three months ended July 31, 2024 and 2023, respectively, and approximately $101,000 and $175,000 during the nine months ended July 31, 2024 and 2023, respectively.

Stock Option Plans

During the three and nine months ended July 31, 2024, we had two stock option plans: the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”), which were adopted by our Board of Directors on July 14, 2010 and January 25, 2018, respectively. The 2018 Share Plan was approved by our shareholders on March 29, 2018.

Stock Option Activity

During the three months ended July 31, 2024 and 2023, we did not grant any options to purchase shares of common stock, and during the nine months ended July 31, 2024 and 2023, we granted options to purchase 1,350,000 shares and 1,505,000 shares of common stock, respectively, to employees, directors and consultants, with exercise prices ranging from $3.17 to $4.39 per share, pursuant to the 2018 Share Plan. During the three months ended July 31, 2024, stock options to purchase 80,000 shares of common stock were exercised on a cash basis, with aggregate proceeds of approximately $194,000. During the three months ended July 31, 2023, stock options to purchase 160,000 shares of common stock, of which 115,417 shares were withheld, were exercised on a cashless basis and stock options to purchase 10,446 shares of common stock were exercised on a cash basis, with aggregate proceeds of approximately $3,000. During the nine months ended July 31, 2024, stock options to purchase 123,999 shares of common stock were exercised on a cash basis, with aggregate proceeds of approximately $318,000. During the nine months ended July 31, 2023, stock options to purchase 161,111 shares of common stock, of which 116,225 shares were withheld, were exercised on a cashless basis and stock options to purchase 39,525 shares of common stock were exercised on a cash basis, with aggregate proceeds of approximately $81,000.

2010 Share Plan

The 2010 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. In accordance with the provisions of the 2010 Share Plan, the plan terminated with respect to the ability to grant future awards on July 14, 2020. Information regarding the 2010 Share Plan for the nine months ended Jul 31, 2024 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2023	1,189,000	$2.94
Exercised	(63,000)	$2.40
Options outstanding and exercisable at July 31, 2024	1,126,000	$2.97	$822

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of July 31, 2024:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.67 - $2.27	316,000	3.0	$1.11
$2.58 - $3.13	301,000	1.5	$2.91
$3.46 - $5.30	509,000	3.1	$4.17

2018 Share Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. As of July 31, 2024, the 2018 Share Plan had 938,907 shares available for future grants. Information regarding the 2018 Share Plan for the nine months ended July 31, 2024 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2023	10,241,000	$3.67
Granted	1,350,000	$4.38
Exercised	(60,999)	$2.73
Expirations	(313,907)	$4.21
Options outstanding at July 31, 2024	11,216,094	$3.74	$1,513
Options exercisable at July 31, 2024	7,695,385	$3.55	$1,381

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of July 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.09 - $3.87	5,353,879	5.7	$3.24	5,028,261	5.5	$3.26
$3.96 - $5.30	5,862,215	7.7	$4.20	2,667,124	7.1	$4.09

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan (the “ESPP”) which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The ESPP was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018. During the three and nine months ended July 31, 2024 and 2023, employees purchased 2,616 and 1,903 shares, respectively, with aggregate proceeds of approximately $7,000 and $6,000, respectively.

Warrants

As of July 31, 2024, we had warrants outstanding to purchase 300,000 shares of common stock at $6.56 per share, issued during fiscal year 2021 and expiring on March 22, 2026.

Information regarding the Company’s warrants for the nine months ended July 31, 2024 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Warrants outstanding at October 31, 2023	300,000	$6.56
Warrants outstanding and exercisable at July 31, 2024	300,000	$6.56	$0

The following table summarizes information about the Company’s outstanding and exercisable warrants as of July 31, 2024:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.56	300,000	1.6	$6.56

Stock Awards

During the three months ended July 31, 2024 and 2023, we issued 60,000 shares and 4,076 shares of common stock, respectively, to consultants providing investor relations services and recorded expense of approximately $62,000 and $17,000, respectively. During the nine months ended July 31, 2024 and 2023, we issued 89,336 shares and 17,554 shares of common stock, respectively, to consultants providing investor relations services and recorded expense of approximately $158,000 and $67,000, respectively. As of July 31, 2024 and 2023, approximately $97,000 and $0, respectively, was recorded as a prepaid expense.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of July 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$1,090	$-	$-	$1,090
U.S. treasury bills
Short-term investments	-	19,520	-	19,520
Total financial assets	$1,090	$19,520	$-	$20,610

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$778	$-	$-	$778
Certificates of deposit:
Short term investments	-	720	-	720
U.S. treasury bills:
Short-term investments	-	22,209	-	22,209
Total financial assets	$778	$22,929	$-	$23,707

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

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	July 31,	October 31,
	2024	2023
	(in thousands)
Payroll and related expenses	$900	$1,114
Accrued royalty and contingent legal fees	626	626
Accrued other	152	30
	$1,678	$1,770

6. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the nine months ended July 31, 2024 and 2023, were stock options to purchase 12,342,094 and 11,473,236 shares, respectively, and warrants to purchase 300,000 and 300,000 shares, respectively.

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

We have substantial net operating loss carryforwards for Federal and California income tax returns. These net operating loss carryforwards could be subject to limitations under Internal Revenue Code section 382, the effects of which have not been determined by the Company. We have no unrecognized income tax benefits as of July 31, 2024 and October 31, 2023 and we account for interest and penalties related to income tax matters, if any, in general and administrative expenses.

9. LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to an operating lease that, as amended, will expire on September 30, 2027, with an option to extend the lease an additional two years. Our base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs. The lease, as amended, resulted in a right-of-use asset and lease liability of approximately $250,000 with a discount rate of 12%. Rent expense was approximately $16,000 and $17,000, respectively, for the three months ended July 31, 2024 and 2023, and approximately $49,000 and $50,000, respectively, for the nine months ended July 31, 2024 and 2023.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The remaining 62-month lease term as of July 31, 2024 for the Company’s lease includes the noncancelable period of the lease and the additional two-year option period that the Company is reasonably certain to exercise. All right-of-use assets are reviewed for impairment when indications of impairment are present.

As of July 31, 2024, the annual minimum future lease payments of our operating lease liabilities were as follows (in thousands):

For Years Ended October 31,	Operating Leases
2024 (remaining)	$11
2025	56
2026	63
2027	65
2028	66
2029	63
Total future minimum lease payments, undiscounted	324
Less: Imputed interest	(87)
Present value of future minimum lease payments	$237

10. COMMITMENTS AND CONTINGENCES

Litigation Matters

Other than lawsuits related to the enforcement of our patent rights, we are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

License Commitments

As of July 31, 2024, our commitments under certain technology license agreements related to our therapeutic and vaccine development programs for the next twelve months, were approximately $150,000.

Research & Development Agreements

We have entered into certain research and development agreements with various third-party vendors related to the manufacturing and stability testing of the materials necessary for the development of our breast cancer vaccine and our CAR-T therapeutic, as well as basic research related to our new cancer vaccine discovery program. As of July 31, 2024, future payments the Company may make under these agreements, dependent upon, among other things, development of analytical methods, formulation feasibility studies, stability testing, and results of manufacturing processes, may be approximately $4.3 million and such payments may be made over up to a five-year period.

11. SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on the management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in three reportable segments, each with different operating and potential revenue generating characteristics: (i) CAR-T Therapeutics, (ii) Cancer Vaccines and (iii) Other. The following represents selected financial information for our segments for the three and nine months ended July 31, 2024 and 2023 and as of July 31, 2024 and October 31, 2023, in thousands:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2024	2023	2024	2023
Net loss:
CAR-T Therapeutics	$(1,145)	$(1,091)	$(4,115)	$(2,999)
Cancer Vaccines	(2,160)	(1,390)	(5,628)	(3,261)
Other	(10)	(67)	(42)	(949)
Total	$(3,315)	$(2,548)	$(9,785)	$(7,209)

Total operating costs and expenses	$3,592	$2,844	$10,668	$8,170
Less non-cash stock-based compensation	(1,179)	(1,217)	(3,699)	(3,507)
Operating costs and expenses excluding non-cash stock-based compensation	$2,413	$1,627	$6,969	$4,663
Operating costs and expenses excluding non-cash stock-based compensation:
CAR-T Therapeutics	$789	$713	$2,943	$1,930
Cancer Vaccines	1,614	855	3,988	1,966
Other	10	59	38	767
Total	$2,413	$1,627	$6,969	$4,663

	July 31, 2024	October 31, 2023
Total assets:
CAR-T Therapeutics	$7,493	$7,523
Cancer Vaccines	15,290	17,215
Other	125	784
Total	$22,908	$25,522

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

RESULTS OF OPERATIONS

Three months ended July 31, 2024 compared with three months ended July 31, 2023

Revenue

We had no revenue during the three months ended July 31, 2024 and 2023.

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

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses

We had no inventor royalties, contingent legal fees, litigation and licensing expenses during the three months ended July 31, 2024 and 2023.

Research and Development Expenses

Research and development expenses are related to the development of our cancer therapeutics and vaccine programs and the expenses incurred in the three months ended July 31, 2024 consisted of approximately $666,000 and $1,259,000 for CAR-T therapeutics and cancer vaccines, respectively.

Research and development expenses increased by approximately $837,000 to approximately $1,925,000 in the three months ended July 31, 2024, from approximately $1,088,000 in the three months ended July 31, 2023. The increase in research and development expenses was primarily due to an increase in outside research and development expenses related to our breast cancer vaccine program of approximately $694,000 and an increase in outside research and development expenses related to our CAR-T therapeutics program of approximately $235,000, offset by a decrease in outside research and development expenses related to our ovarian cancer vaccine program of approximately $99,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $89,000 to approximately $1,667,000 in the three months ended July 31, 2024, from approximately $1,756,000 in the three months ended July 31, 2023. The decrease in general and administrative expenses was primarily due to a decrease in director stock option compensation expense of approximately $97,000 and a decrease in director fees of approximately $53,000, offset by an increase in employee stock option compensation expense of approximately $60,000.

Interest Income

Interest income decreased by approximately $19,000 to approximately $277,000 in the three months ended July 31, 2024, from approximately $296,000 in the three months ended July 31, 2023, due to the decreased average dollar amount held in short-term investments, offset by increased interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s ownership interest in Certainty’s net loss, increased by approximately $1,000 to approximately $38,000 in the three months ended July 31, 2024, from approximately $37,000 in the three months ended July 31, 2023, as Certainty’s net loss increased.

Nine months ended July 31, 2024 compared with nine months ended July 31, 2023

Revenue

We had no revenue during the nine months ended July 31, 2024. For the nine months ended July 31, 2023, we recorded revenue of approximately $210,000 from one license agreement. The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, and covenant not to sue. Pursuant to the terms of the agreement, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services. Accordingly, the performance obligations from this license agreement were satisfied and 100% of the revenue was recognized upon execution of the license agreement.

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

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses

We had no inventor royalties, contingent legal fees, litigation and licensing expenses during the nine months ended July 31, 2024. Inventor royalties, contingent legal fees, litigation and licensing expenses for the nine months ended July 31, 2023 were approximately $161,000. Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized. Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Research and Development Expenses

Research and development expenses are related to the development of our cancer therapeutics and vaccine programs and the expenses incurred in the nine months ended July 31, 2024 consisted of approximately $2,093,000 and $2,827,000 for CAR-T therapeutics and cancer vaccines, respectively.

Research and development expenses increased by approximately $1,766,000 to approximately $4,920,000 in the nine months ended July 31, 2024, from approximately $3,154,000 in the nine months ended July 31, 2023. The increase in research and development expenses was primarily due to an increase in outside research and development expenses related to our breast cancer vaccine program of approximately $1,088,000, an increase in outside research and development expenses related to our CAR-T therapeutics program of approximately $642,000, an increase in employee compensation and related costs, other than stock option compensation expense, of approximately $120,000, an increase in consulting fees of approximately $72,000, an increase in employee stock option compensation of approximately $57,000, and an increase in outside research and development expenses related to our new cancer vaccine discovery program of approximately $56,000, offset by a decrease in outside research and development expenses related to our ovarian cancer vaccine program of approximately $195,000 and a decrease in consultant stock option expense of approximately $103,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $893,000 to approximately $5,748,000 in the nine months ended July 31, 2024, from approximately $4,855,000 in the nine months ended July 31, 2023. The increase in general and administrative expenses was primarily due to an increase in investor and public relations expense of approximately $611,000, an increase in employee stock option compensation expense of approximately $128,000, an increase in consulting fees of approximately $48,000, and increase in legal fees of approximately $34,000, an increase in consultant stock option expense of approximately $29,000, and an increase in patent-related expenses of approximately $26,000.

Interest Income

Interest income increased by approximately $132,000 to approximately $883,000 in the nine months ended July 31, 2024, from approximately $751,000 in the nine months ended July 31, 2023, due to increased interest rates and the increased average dollar amount held in short-term investments.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s ownership interest in Certainty’s net loss, increased by approximately $26,000 to approximately $114,000 in the nine months ended July 31, 2024, from approximately $88,000 in the nine months ended July 31, 2023, as Certainty’s net loss increased.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of September 6, 2024, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. The Company has approximately $20,745,000 of cash, cash equivalents, and short-term investments at July 31, 2024 compared to approximately $23,844,000 at October 31, 2023 which is a reduction of approximately $3,099,000 during the nine months ended July 31, 2024. Therefore, the Company believes that it has sufficient cash, cash equivalents, and short-term investments to operate its business, as currently contemplated, for significantly longer than 12 months from the date of this Report. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. During the nine months ended July 31, 2024, we raised approximately $2,984,000, net of expenses, through an at-the-market equity offering of 785,290 shares of common stock, under which offering we may issue up to $100 million of common stock. Under our at-the-market equity program, which is currently effective and may remain available for us to use in the future, as of July 31, 2024, we may sell an additional approximately $97 million of common stock.

During the nine months ended July 31, 2024, cash used in operating activities was approximately $6,408,000. Cash provided by investing activities was approximately $3,409,000, resulting from the maturities of short-term investments of approximately $50,716,000, offset by purchases of short-term investments totaling approximately $47,307,000. Cash provided by financing activities was approximately $3,309,000, resulting from the sale of 785,290 shares of common stock in an at-the-market equity offering of approximately $2,984,000, net of expenses, proceeds from stock option exercises of approximately $318,000, and proceeds from the sale of common stock pursuant to an employee stock purchase plan of approximately $7,000. As a result, our cash, cash equivalents, and short-term investments at July 31, 2024 decreased approximately $3,099,000 to approximately $20,745,000 from approximately $23,844,000 at the end of fiscal year 2023.

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

EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

We discuss the effect of recently issued pronouncements in Note 7 of the condensed consolidated financial statements, included elsewhere in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk. Not applicable.

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

There was no change in our internal control over financial reporting during the three months ended July 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended July 31, 2024, the Company issued an aggregate of 89,336 shares of our common stock to companies in payment of investor relations services. The common stock was issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act as they were issued to recipients, without a view to distribution, and were not issued through any general solicitation or advertisement.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information.

As of July 31, 2024, there were no Rule 10b5-1 plans in place for any of our directors or officers.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 6, 2024.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 6, 2024.
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 6, 2024.
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 6, 2024.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXA BIOSCIENCES, INC.

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman and Chief Executive Officer
September 6, 2024		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
President, Chief Operating Officer and Chief Financial Officer
September 6, 2024		(Principal Financial and Accounting Officer)

