Form 10-K
period 2024-10-31
Anixa Biosciences Inc
filed 2025-01-10
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number: 001-37492

ANIXA BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	11-2622630
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of April 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ on such date ($2.97): $90,560,860.

On January 10, 2025, the registrant had outstanding 32,196,862 shares of common stock, par value $0.01 per share, which is the registrant’s only class of common stock.

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

CERTAIN TERMS USED IN THIS REPORT

References in this Report to “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. unless otherwise indicated.

PART I

Item 1. Business

Overview

Anixa Biosciences, Inc. is a biotechnology company developing therapies and vaccines that are focused on critical unmet needs in oncology. Our therapeutics programs include (i) the development of a chimeric endocrine receptor-T cell therapy, a novel form of chimeric antigen receptor-T cell (“CAR-T”) technology, initially focused on treating ovarian cancer, which is being developed at our subsidiary, Certainty Therapeutics, Inc. (“Certainty”), and (ii) until March 2023, the development of anti-viral drug candidates for the treatment of COVID-19. Our vaccine programs include (i) the development of a vaccine against breast cancer, initially focused on triple negative breast cancer (“TNBC”), the most lethal form of breast cancer, (ii) the development of a vaccine against ovarian cancer, and (iii) a vaccine discovery program utilizing the same mechanism as our breast and ovarian cancer vaccines, to develop additional cancer vaccines to address many intractable cancers, including high incidence malignancies in lung, colon and prostate.

Our subsidiary, Certainty, is developing immuno-therapy drugs against cancer. Certainty holds an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading NCI designated cancer research center, relating to Wistar’s chimeric endocrine receptor targeted therapy technology. We have initially focused on the development of a treatment for ovarian cancer, but we also may pursue applications of the technology for the development of treatments for additional solid tumors. The license agreement requires Certainty to make certain cash and equity payments to Wistar upon achievement of specific development milestones. With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty, such equity stake subject to dilution by further funding of Certainty’s activities by the Company. Due to such Company funding, Wistar’s equity stake in Certainty was 4.4% as of October 31, 2024.

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), has begun human clinical testing of the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer. After receiving authorization from the FDA, we commenced enrollment of patients in a Phase 1 clinical trial and treated the first patient in August 2022. Further, in May 2023 and August 2023, we treated the second and third patients in the trial, respectively, at the same dose level as the first patient, and the treatment was well-tolerated by the patients. In February 2024, May 2024 and June 2024, we treated the three patients, respectively, of the second dose cohort, where the patients were administered a three-times higher dose of cells than the patients in the first cohort. The treatment at this dose level has also been well-tolerated by the patients. While the dose levels in the first two cohorts were expected to be sub-therapeutic, two of the six patients exhibited some anecdotal signs of efficacy. Both have shown possible signs of tumor necrosis, and one is 20 months past initial treatment. In the case of this patient, due to the encouraging results with her initial treatment, we sought single patient Investigational New Drug (“IND”) application permission from the FDA to re-dose her. This re-dosing was approved by the FDA, and we administered her second treatment in October 2024. This second treatment appears to have been well-tolerated by the patient. In November 2024, we treated the first patient in the third dose cohort, where patients are administered a ten-times higher dose of cells than the patients in the first dose cohort. As of January 10, 2025, we have treated two patients in this dose cohort and the treatment at this dose level appears to be well-tolerated by the patients. We anticipate completing treatment of patients in the third dose cohort in February 2025, and commencing treatment of the fourth dose cohort—at a three-times higher dose than the third dose cohort—shortly thereafter.

This study is a dose-escalation trial with two arms based on route of delivery—intraperitoneal or intravenous—to determine the maximum tolerated dose in patients with recurrent epithelial ovarian cancer and to assess persistence, expansion and efficacy of the modified T cells. The study is being conducted at Moffitt and will consist of up to 24 to 48 patients who have received at least two prior lines of chemotherapy. The study is estimated to be completed in two to three years depending on multiple factors including when the maximum tolerated dose is reached, the rate of patient enrollment, the significance of efficacy data and how long we maintain the two different delivery methods.

We hold an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Cleveland Clinic Foundation (“Cleveland Clinic”) relating to certain breast cancer vaccine technology developed at Cleveland Clinic. The license agreement requires us to make certain cash payments to Cleveland Clinic upon achievement of specific development milestones. Utilizing this technology, we are working in collaboration with Cleveland Clinic to develop a method to vaccinate women against breast cancer, focused initially on TNBC. The focus of this vaccine is a specific protein, α-lactalbumin, that is only expressed during lactation in a healthy woman’s mammary tissue. This protein disappears when the woman is no longer lactating, but reappears in many forms of breast cancer, especially TNBC. Studies have shown that vaccinating against this protein prevents breast cancer in mice.

In October 2021, following the U.S. Food and Drug Administration’s (“FDA”) authorization to proceed, we commenced dosing patients in a Phase 1 clinical trial of our breast cancer vaccine. This study, which is being fully funded by a U.S. Department of Defense grant to Cleveland Clinic, is a multiple-ascending dose Phase 1 trial to determine the maximum tolerated dose (“MTD”) of the vaccine in patients with early-stage, triple-negative breast cancer as well as monitor immune response. The study is being conducted at Cleveland Clinic. During the course of the Phase 1 study, participants will receive three vaccinations, each two weeks apart, and will be closely monitored for side effects and immune response. The first segment of the study, Phase 1a, will consist of approximately 24 patients who have completed treatment for early-stage, triple-negative breast cancer within the past three years and are currently tumor-free but at high risk for recurrence. Studies show that 42% of TNBC patients will have a recurrence of their cancer, with most of the recurrences occurring in the first two to three years after standard of care treatment. In January 2023, the number of participants in each dose cohort was expanded, and as of August 2023, we had completed vaccinating all patients in these expanded cohorts. In December 2023, we presented the immunological data collected to date at the San Antonio Breast Cancer Symposium. The data presented show that in the vaccinated women who had been tested to date, various levels of antigen-specific T cell responses were observed at all dose levels. Subsequently, we began vaccinating participants in additional dose cohorts at varying dose levels of the different key components of the vaccine. Further, in November 2023, we commenced vaccination of participants in the second segment of the trial, Phase 1b, that includes participants who have never had cancer, but carry certain mutations in genes such as BRCA1, BRCA2 or PALB2, that indicate a greater risk of developing TNBC in the future, and have elected to have a prophylactic mastectomy. Finally, in January 2024, we commenced vaccination of participants in the third segment of the trial, Phase 1c, that includes post-operative TNBC patients that have residual disease following treatment and are currently undergoing treatment with pembrolizumab (Keytruda®). In November 2024, we presented the most recent data from each of the three arms of the trial at the Society for Immunotherapy of Cancer (SITC) Annual Meeting. Key findings presented include i) patients exhibited antigen-specific immune responses at all dose levels and in all three patient groups (Phase 1a, 1b and 1c), ii) patients receiving our vaccine in combination with Keytruda are not showing any additional or more severe adverse side effects, and iii) no adverse side effects were seen other than varying degrees of injection site irritation. These findings are promising, and as we continue the Phase 1 trial, we are preparing to initiate a Phase 2 clinical trial in the neo-adjuvant setting (pre-surgery) to determine possible therapeutic effect of the vaccine. We anticipate commencing the Phase 2 trial in 2025.

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

In May 2021, Cleveland Clinic was granted acceptance for our ovarian cancer vaccine technology into the National Cancer Institute’s (“NCI”) PREVENT program. The NCI is a part of the National Institutes of Health (“NIH”). The PREVENT program is a peer-reviewed agent development program designed to support pre-clinical development of innovative interventions and biomarkers for cancer prevention and interception towards clinical trials. The scientific and financial resources of the PREVENT program are being used for our ovarian cancer vaccine technology to perform virtually all pre-clinical research and development, manufacturing and IND enabling studies. This work is being performed at NCI facilities, by NCI scientific staff and with NCI financial resources and will require no material financial expenditures by the Company, nor the payment of any future consideration by the Company to NCI.

In May 2024, based on the positive clinical results to date in the development of our breast cancer vaccine, we entered into a Joint Development and Option Agreement with Cleveland Clinic to collaborate in efforts to develop additional vaccines for the prevention or treatment of cancers. Working with Cleveland Clinic researchers, we are focusing on the same novel scientific mechanism as in our breast and ovarian cancer vaccines, and working to discover additional retired proteins that may be associated with other forms of cancer, specifically high incidence malignancies in the lung, colon and prostate.

Over the next several quarters, we expect the development of our therapeutics and vaccines to be the primary focus of the Company. As part of our legacy operations, the Company remains engaged in limited patent licensing activities of its various patent portfolios. We do not expect these activities to be a significant part of the Company’s ongoing operations nor do we expect these activities to require material financial resources or attention of senior management.

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

CAR-T therapeutics have demonstrated positive results in B cell cancers, but very little progress has been made on solid tumors. Our CAR-T technology is initially focused on ovarian cancer and is based on engineering killer T cells with the Follicle Stimulating Hormone (“FSH”) to target ovarian cells that express the FSH-Receptor. Data on this technology, including the animal studies showing efficacy, was published in January 2017 in the journal, Clinical Cancer Research. The FSH-Receptor has been shown to be a very exclusive protein found on a large percentage of ovarian cancer cells, but not on a significant number of non-ovarian healthy tissues in adult females.

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

In August 2022, Moffitt began treating patients in a Phase 1 clinical trial of our CAR-T therapy. While the results to date have been positive, there are many uncertainties in drug development, and most drugs fail to reach commercialization. In the future, we hope to achieve a profitable outcome by eventually licensing our technology to a large pharmaceutical company that has the resources and infrastructure in place to manufacture, market and sell our technology as a cancer treatment.

The Market

We believe that our CAR-T technology may be used as an effective treatment against multiple solid tumor types, however, we have initially focused on ovarian cancer. According to American Cancer Society statistics, in the U.S., ovarian cancer accounts for just 2% of all female cancer cases, but nearly 5% of cancer deaths in women due to the disease’s low survival rate. It has been estimated that in 2024, approximately 20,000 new cases of ovarian cancer would be diagnosed in the U.S. and approximately 13,000 women would die from this disease. Despite continuous advances made in the field of cancer research every year, there remains a significant unmet medical need, as the overall five-year relative survival rate for ovarian cancer patients is 51%, but ranges from 42% among Black women to 61% among Asian American/Pacific Islander women.

Cancer vaccines

We licensed certain technology from Cleveland Clinic to develop vaccines for the treatment or prevention of TNBC and other breast cancers which express the α-lactalbumin protein. This protein is only expressed during lactation in healthy women, but may also be expressed in individuals with certain breast cancers, most notably TNBC, the most lethal form of breast cancer. Further, we have licensed certain technology from Cleveland Clinic to develop vaccines for the treatment or prevention of ovarian cancers which express AMHR2-ED. This protein regulates growth and development of egg-containing follicles in the ovary and its expression naturally and markedly declines after menopause. However, AMHR2-ED is expressed at high levels in the ovaries of postmenopausal women with ovarian cancer. In addition, we have entered into a Joint Development and Option Agreement with Cleveland Clinic to collaborate in efforts to develop additional vaccines for the prevention or treatment of cancers. Working with Cleveland Clinic researchers, we are focusing on the same novel scientific mechanism as in our breast and ovarian cancer vaccines, and working to discover additional retired proteins that may be associated with other forms of cancer, specifically high incidence malignancies in the lung, colon and prostate.

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

In October 2021, Cleveland Clinic began treating patients in a Phase 1 clinical trial of our breast cancer vaccine. While the results to date have been positive, there are many uncertainties in drug development, and most drugs fail to reach commercialization. In addition, we and our partners at Cleveland Clinic continue working with the NCI who are or will be performing pre-clinical research and development, manufacturing and IND-enabling studies to advance our ovarian cancer vaccine technology toward human clinical testing. Further, the vaccine discovery program focused on discovering vaccine targets for lung, colon and prostate cancer is in its early stages, and there can be no assurance that appropriate vaccine targets may be identified or developed.

The Breast Cancer Market

According to American Cancer Society statistics, in the U.S., breast cancer accounts for over 30% of all female cancer cases, and 15% of cancer deaths in women. It has been estimated that in 2024, approximately 314,000 new cases of breast cancer would be diagnosed in the U.S. and approximately 42,000 women would die from this disease. Despite continuous advances made in the field of cancer research every year, invasive female breast cancer incidence rates have been increasing by approximately 0.6% per year over the past 20 years.

The market for prophylactic cancer vaccines is sizable—bigger in fact than the market for any type of cancer therapeutic. Cancer therapies are only administered after a patient has been diagnosed, while a prophylactic vaccine may be administered to all people who have a possibility of developing the disease.

While in the U.S., approximately 314,000 women were estimated to be diagnosed with breast cancer in 2024, there are approximately 84 million women age 40 and over—the time in life when women face an increased risk of developing breast cancer. Worldwide, the number is dramatically larger.

The Ovarian Cancer Market

According to American Cancer Society statistics, in the U.S., ovarian cancer accounts for just 2% of all female cancer cases, but nearly 5% of cancer deaths in women due to the disease’s low survival rate. It has been estimated that in 2024, approximately 20,000 new cases of ovarian cancer would be diagnosed in the U.S. and approximately 13,000 women would die from this disease. Despite continuous advances made in the field of cancer research every year, there remains a significant unmet medical need, as the overall five-year relative survival rate for ovarian cancer patients is 51%, but ranges from 42% among Black women to 61% among Asian American/Pacific Islander women.

The market for prophylactic cancer vaccines is sizable—bigger in fact than the market for any type of cancer therapeutic. While in the U.S., approximately 20,000 women were estimated to be diagnosed with ovarian cancer in 2024, there are approximately 42 million women age 60 and over—the time in life when women face an increased risk of developing ovarian cancer. Worldwide, the number is dramatically larger.

The Lung Cancer Market

According to American Cancer Society statistics, lung cancer accounts for 12% of all cancer cases, and over 20% of cancer deaths. It is the third most common form of cancer, after breast and prostate cancers, but it accounts for more deaths than any other form of cancer. It has been estimated that in 2024, approximately 235,000 new cases of lung cancer would be diagnosed in the U.S. and approximately 125,000 people would die from this disease. Despite declining incidence and mortality rates, largely due to reductions in smoking, the 5-year relative survival rate for lung cancer is only 25%.

The Colon Cancer Market

According to American Cancer Society statistics, colon cancer, including rectal cancer, accounts for 8% of all cancer cases, and 9% of cancer deaths. It is the fourth most common form of cancer, after breast, prostate and lung cancers, but it is second only to lung cancer in terms of deaths. It has been estimated that in 2024, approximately 153,000 new cases of colon cancer would be diagnosed in the U.S. and approximately 53,000 people would die from this disease. While incidence rates have been declining, primarily due to improved screening, these reduced incidence rates have been confined to individuals 65 and older. Incidence rates have been increasing in individuals younger than 55, and have been stable for those between 55 and 65. Similar trends have been seen in mortality rates.

The Prostate Cancer Market

According to American Cancer Society statistics, prostate cancer accounts for nearly 30% of all male cancer cases, and 11% of cancer deaths in men. It has been estimated that in 2024, approximately 299,000 new cases of prostate cancer would be diagnosed in the U.S. and approximately 35,000 men would die from this disease. While overall incidence rates have been increasing by 3% per year over the last 10 years, mortality rates are relatively unchanged. The 5-year relative survival rate is nearly 100% for men diagnosed with localized- or regional-stage prostate cancer, but drops to 34% for those diagnosed with distant-stage disease.

Competition

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary FSH-Receptor targeted immuno-therapy platform for treating solid tumors, our proprietary cancer vaccine technologies and our scientific expertise in the field of cell therapy provide us with competitive advantages, we face potential competition from various sources, including larger and better-funded pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions.

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of therapies and vaccines and commercializing those therapies and vaccines. Accordingly, our competitors may be more successful than us in obtaining approval for therapies and vaccines and achieving widespread market acceptance. Our competitors’ therapies and vaccines may be more effective, or more effectively marketed and sold, than any therapy or vaccine we may commercialize and may render our therapies and vaccines obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our therapies and vaccines.

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

We anticipate that we will face intense and increasing competition as new drugs and vaccines enter the market and advanced technologies become available. We expect any therapies and vaccines that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price and the availability of reimbursement from government and other third-party payers.

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

Employees

As of October 31, 2024, we had five full-time employees working for our Company and subsidiaries. In addition, we work with research teams at Moffitt and Cleveland Clinic, as well as their and our subcontractors, to develop each of our projects.

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

Item 1A. Risk Factors

Our business involves a high degree of risk and uncertainty, including the following risks and uncertainties:

Risks Related to Our Financial Condition and Operations

We have a history of losses and may incur additional losses in the future.

On a cumulative basis, we have sustained substantial losses and negative cash flows from operations since our inception. As of October 31, 2024, our accumulated deficit was approximately $240,750,000, and we had approximately $19,924,000 in cash, cash equivalents and short-term investments, and working capital of approximately $18,862,000. In fiscal year 2024, we incurred losses of approximately $12,698,000 and we experienced negative cash flows from operations of approximately $7,335,000. We expect to continue incurring material research and development and general and administrative expenses in connection with our operations. As a result, we anticipate that we will incur losses in the future.

We will need additional funding in the future which may not be available on acceptable terms, or at all, and, if available, may result in dilution to our stockholders.

Based on currently available information as of January 10, 2025, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. During the year ended October 31, 2024, we raised approximately $2,955,000, net of expenses, through an at-the-market equity offering of 785,290 shares of common stock. Under our at-the-market equity program, which is currently effective and may remain available for us to use in the future, as of October 31, 2024, we may sell up to $97 million of common stock. We may seek to obtain working capital during our fiscal year 2025 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which could significantly harm the business and development of operations.

We may have difficulty in raising capital and may consume resources faster than expected.

We currently do not generate any revenue from our therapeutics or vaccines nor do we generate any other recurring revenues and as of October 31, 2024, the Company had approximately $19,924,000 in cash, cash equivalents and short-term investments. Therefore, we have a limited source of cash to meet our future capital requirements, which may include the expensive process of obtaining FDA approvals for our CAR-T ovarian cancer therapeutic and our breast and ovarian cancer vaccines. We do not expect to generate significant revenues for the foreseeable future, which would leave us without resources to continue our operations and force us to resort to raising additional capital in the form of equity or debt financings, which may not be available to us. We may have difficulty raising needed capital in the near or longer term as a result of, among other factors, the very early stage of our therapeutics and vaccine businesses and our lack of revenues as well as the inherent business risks associated with an early stage, biotechnology company and present and future market conditions. Also, we may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. Our inability to raise funds could lead to decreases in the price of our common stock and the failure of our therapeutics and vaccine businesses which would have a material adverse effect on the Company.

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

Since the Company’s primary focus for the foreseeable future will likely be our therapeutics and vaccine businesses, shareholders should understand that we are primarily an early-stage biotechnology company with no history of revenue-generating operations, and our only assets consist of our proprietary and licensed technologies and the know-how of our officers and employees. Therefore, we are subject to all the risks and uncertainties inherent in a new business, in particular new businesses engaged in CAR-T cancer therapeutics and cancer vaccines, as well as whether our current business plan is sound. Our CAR-T ovarian cancer therapeutic and our cancer vaccines are in their early stages of development, and we still must establish and implement many important functions necessary to commercialize the technologies.

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

We are in the early discovery stage of developing vaccines against high-incidence malignancies such as lung, colon and prostate cancers, in the pre-clinical stage of developing our ovarian cancer vaccine technology and in the clinical stage with our CAR-T therapeutic technology and with our breast cancer vaccine technology. Our ability to generate revenue depends in large part on our ability, alone or with partners, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenues from sales of such products for the foreseeable future. Our ability to generate future revenues from product sales of our technologies depends heavily on our success in:

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

While CAR-T technology has shown positive results in B cell cancers by others, its safety and efficacy has not been seen in solid tumors and we cannot guarantee our CAR-T technology will be safe or effective in ovarian or other cancers.

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

We have limited human clinical data from our breast cancer vaccine and our CAR-T ovarian cancer therapeutic, and we have not initiated clinical trials for our ovarian cancer vaccine and we may not be able to commence clinical trials on the time frames we expect. Further, our new vaccine research programs in high-incidence cancers of the lung, colon and prostate are in the early discovery stage, and have generated no data to date. As our pre-clinical stage product candidate has only been tested in animals and our clinical stage candidates currently have limited human data, we face significant uncertainty regarding how effective and safe they will be in human patients and the results from pre-clinical studies may not be indicative of the results of clinical trials. Pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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

We depend and will continue to depend upon independent investigators and collaborators, such as universities, medical institutions, and strategic partners such as Moffitt for our CAR-T therapy and Cleveland Clinic for our cancer vaccines to conduct our pre-clinical studies and clinical trials under agreements with us. Negotiations of budgets and contracts with study sites may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities could require us to perform additional clinical trials before approving our marketing applications. It is possible that, upon inspection, such regulatory authorities could determine that any of our clinical trials fail to comply with the cGCP regulations. In addition, our clinical trials must be conducted with biologic product produced under current good manufacturing practices, or cGMPs, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our CAR-T ovarian cancer therapy is based on relatively new technology and engineered on a patient-by-patient basis, we expect that it will have substantial manufacturing and processing costs. In addition, costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from therapies such as our current and future product candidates can be significant. Accordingly, our clinical trial costs are likely to be significantly higher than for more conventional therapeutic technologies or drug products. In addition, our proposed personalized product candidates involve several complex and costly manufacturing and processing steps, the costs of which will be borne by us.

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

We rely on licenses from Wistar for our CAR-T technology and Cleveland Clinic for our cancer vaccine technologies, and if we lose any of these licenses we may be subjected to future litigation.

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Such noncompliance events are outside of our direct control for i) non-U.S. patents and patent applications owned by us, and ii) patents and patent applications licensed to us by another entity. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

In the future, we may issue securities to raise cash for operations, to pay down then existing indebtedness, as consideration for the acquisition of assets, as consideration for receipt of goods or services, to pay for the development of our CAR-T cancer therapeutics, to pay for the development of our cancer vaccines and for acquisitions of companies. We have an at-the-market equity offering under which, as of January 10, 2025 we may issue up to approximately $97 million of common stock, which is currently effective, and which may remain available to us in the future. We also have, and in the future may, issue securities convertible into our common stock. Any of these events may dilute stockholders’ ownership interests in our company and have an adverse impact on the price of our common stock.

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

Our reported revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future, specifically as we continue to devote our resources towards our CAR-T cancer therapeutics and our cancer vaccines. It is possible that in future periods, we will have no revenue or, in any event, revenues could fall below or expenses could rise above the expectations of securities analysts or investors, which could cause the market price of our common stock to decline. The following are among the factors that could cause our operating results to fluctuate significantly from period to period:

●	patient enrollment rates for our clinical trials;
●	delays with respect to our clinical trials;
●	clinical trial results relating to our CAR-T cancer therapeutics;
●	clinical trial results relating to our breast cancer vaccine;
●	results of pre-clinical studies relating to our ovarian cancer vaccine;
●	results of our new vaccine discovery efforts;
●	progress with regulatory authorities towards the certification/approval of our CAR-T cancer therapeutics, our breast cancer vaccine or our ovarian cancer vaccine; and
●	costs related to acquisitions, alliances and licenses.

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

As of the date of this Report, we have issued and outstanding options to purchase 13,488,062 shares of our common stock with a weighted average exercise price of $3.53. Further, as of the date of this Report, our Board of Directors and Compensation Committee have the authority to issue awards totaling an additional 645,000 shares of our common stock which is replenished on a yearly basis in accordance with the provisions of our plan. Additionally, we have registered for resale all of the shares of common stock issuable under our incentive plans. Because the market for our common stock is thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common stock. Furthermore, the mere existence of a significant number of shares of common stock issuable upon vesting and, if applicable, exercise of these securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Overview

Our IT and related systems are critical to the efficient operation of our business and essential to our ability to perform day to day processes. We face persistent security threats, including threats to our IT infrastructure and unlawful attempts to gain access to our confidential or otherwise proprietary information, or that of our employees, via phishing/malware campaigns and other cyberattack methods.

Our security policies and processes are based on industry best practices and are revisited regularly to ensure their appropriateness based on risk, threats and current technological capabilities. We regularly assess our threat landscape and monitor our systems and other technical security controls, maintain information security practices and ensure maintenance of backup and protective systems. We review System and Organization Controls 1 (SOC 1 Type II) certifications where relevant from key third party partners and other service providers with access to information assets at least annually.

Our internal controls and procedures address cybersecurity and include processes intended to ensure that security breaches are reported to appropriate personnel and, if warranted, analyzed for potential disclosure. We also maintain insurance coverage that is intended to address certain aspects of cybersecurity risks. To date, there have not been any cybersecurity threats that have materially affected the Company.

Governance

Board Oversight of Cybersecurity Matters

Assessing and managing information security matters is the responsibility of our Audit Committee. The Audit Committee meets with the senior executives, specifically the Chief Executive Officer and Chief Financial Officer on at least an annual basis to discuss cybersecurity posture. The Audit Committee may also periodically receive targeted briefings related to cybersecurity and reviews our incident response capabilities.

Management of Cybersecurity Risks

The senior executives work to protect our information systems from cybersecurity threats and to promptly assist in coordinating a response to any cybersecurity incidents in accordance with our cybersecurity incident response and recovery plans. We have engaged an IT Managed Service Provider who assists in the oversight of our corporate-wide data security, including developing, implementing and enforcing security policies to manage our overall cybersecurity risks. The senior executives regularly meet with our IT Managed Service Provider during the course of the year to review and discuss cybersecurity issues.

Strategy

Our Security Culture

We protect our information assets and manage risk by promoting a culture that communicates security risks, designs secure IT systems and operates according to approved processes to reduce the likelihood and impact of security incidents. We achieve this objective by:

●	designing, implementing and maintaining solutions with appropriate security controls;
●	sustaining solutions with required patching and vulnerability remediation;
●	creating and executing controls in support of policy as well as regulatory compliance;
●	ensuring that our policies, processes, practices and technologies proactively protect, shield, defend and remediate cyber threats; and
●	delivering quality communications and annual training to stakeholders on cyber awareness and computing hygiene.

We believe that the conduct of our employees is critical to the success of our information security. We keep our employees apprised of threats, risks and the part that they play in protecting both themselves and the Company.

We assess our service providers prior to allowing our information to be processed, stored or transmitted by third parties, and we include standardized contractual requirements in each contract where appropriate. We validate our service providers’ security via questionnaires, open-source intelligence and, where appropriate, SOC 1 Type II reports on financially significant third-party service providers. Our process also includes regular monitoring of risk related to third parties on a periodic basis or when services or product purchases expand beyond their original scope or intended use.

Item 2. Properties

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California 95118 (our principal executive offices) from an unrelated party pursuant to a lease that expires September 30, 2027, with an option to extend the lease an additional two years. Our base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs.

Item 3. Legal Proceedings

Other than lawsuits we bring to enforce our patent rights, we are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us that would have a material adverse effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades under the symbol “ANIX” on the NASDAQ Capital Market.

Holders

As of January 8, 2025, the approximate number of record holders of our common stock was 307 and the closing price of our common stock was $2.25 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The following is information as of October 31, 2024 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our 2010 Share Incentive Plan and our 2018 Share Incentive Plan. See Note 4 to our Consolidated Financial Statements for more information on these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders (1)	986,968	$2.77	-
Equity compensation plans approved by security holders (2)	11,171,094	$3.74	983,907

(1)	On July 14, 2010, the Board adopted the 2010 Share Incentive Plan. Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates were eligible to participate in the 2010 Share Incentive Plan. The 2010 Share Incentive Plan provided for the grant of stock options, stock appreciation rights, stock awards, and performance awards and stock units. The 2010 Share Incentive Plan terminated with respect to additional grants on July 14, 2020.

(2)	The 2018 Share Incentive Plan was adopted by the Board on January 25, 2018 and approved by our shareholders on March 29, 2018. Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates are eligible to participate in the 2018 Share Incentive Plan. The 2018 Share Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units (the “2018 Benefits”). The maximum number of shares of common stock available for issuance under the 2018 Share Incentive Plan was initially 5,000,000 shares. Additionally, commencing on the first business day in January 2019 and on the first business day of each calendar year thereafter, the maximum aggregate number of shares available for issuance shall be replenished such that, as of such first business day, the maximum aggregate number of shares available for issuance shall be 2,000,000 shares. The 2018 Share Incentive Plan is administered by the Compensation Committee, which determines the option price, term and provisions of the 2018 Benefits. The 2018 Share Incentive Plan terminates with respect to additional grants on March 28, 2028. The Board may amend, suspend or terminate the 2018 Share Incentive Plan at any time, subject in certain respects to obtaining shareholder approval.

Dividend Policy

No cash dividends have been paid on our common stock since our inception. We have no present intention to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company did not issue any unregistered securities during the three months ended October 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

In reviewing Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should refer to our Consolidated Financial Statements and the notes related thereto.

Results of Operations

Fiscal Year ended October 31, 2024 compared with Fiscal Year ended October 31, 2023

Revenue

We did not have any revenue in fiscal year 2024. In fiscal year 2023, we recorded revenue of approximately $210,000 from one license agreement related to our encrypted audio/video conference calling technology. The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, and covenant not to sue. Pursuant to the terms of the agreement, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services. Accordingly, the performance obligations from the license were satisfied and 100% of the revenue was recognized upon execution of the license agreement.

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

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses Related to Patent Assertion

We did not have any inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion activities in fiscal year 2024. In fiscal year 2023, inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion activities were approximately $161,000. Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized. Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Research and Development Expenses

In fiscal year 2024, research and development expenses were related to the development of our cancer therapeutics and vaccine programs and the expenses incurred consisted of approximately $3,748,000 and $2,648,000 for cancer vaccines and CAR-T therapeutics, respectively. In fiscal year 2023, research and development expenses were related to the development of our cancer therapeutics and vaccines, as well as our anti-viral therapeutics program, and the expenses incurred consisted of approximately $2,682,000, $1,839,000 and $248,000 for cancer vaccines, CAR-T therapeutics and anti-viral therapeutics, respectively.

Research and development expenses increased by approximately $1,627,000 to approximately $6,396,000 in fiscal year 2024, from approximately $4,769,000 in fiscal year 2023. The increase in research and development expenses was primarily due to an increase in research and development expenses related to our CAR-T development program of approximately $845,000, an increase in research and development expenses related to our breast cancer vaccine development program of approximately $834,000, an increase in research and development expenses related to our new vaccine discover program of approximately $113,000, an increase in clinical trial consulting services of approximately $101,000, offset by a decrease in research and development expenses related to our ovarian cancer vaccine development program of approximately $170,000 and a decrease in consultant stock option expense of approximately $137,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $1,144,000 to approximately $7,435,000 in fiscal year 2024, from approximately $6,291,000 in fiscal year 2023. The increase in general and administrative expenses was principally due to an increase in investor and public relations firm expenses of approximately $629,000, an increase in stock compensation for investor and public relations firm of approximately $145,000, an increase in employee compensation and related costs, other than stock option compensation expense, of approximately $141,000 and an increase in employee stock option compensation expense of approximately $111,000.

Interest Income

Interest income increased to approximately $1,133,000 in fiscal year 2024 compared to approximately $1,081,000 in fiscal year 2023, due to an increase in interest rates and the increased average dollar amount held in short-term investments.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s ownership interest in Certainty’s net loss, increased by approximately $25,000 to approximately $144,000 in fiscal year 2024, from approximately $119,000 in fiscal year 2023, as Certainty’s net loss increased.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of January 10, 2025, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. During the year ended October 31, 2024, we raised approximately $2,955,000, net of expenses, through an at-the-market equity offering of 785,290 shares of common stock. Under our at-the-market equity program, which is currently effective and may remain available for us to use in the future, as of October 31, 2024, we may sell up to $97 million of common stock. We may seek to obtain working capital during our fiscal year 2025 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which could significantly harm the business and development of operations.

During the fiscal year ended October 31, 2024, cash used in operating activities was approximately $7,335,000. Cash provided by investing activities was approximately $4,276,000, resulting from the proceeds on maturities of short-term investments of approximately $68,046,000, which was offset by the purchase of short-term investments of approximately $63,770,000. Cash provided by financing activities was approximately $3,415,000, resulting from the sale of 785,290 shares of common stock in at at-the-market equity offering of approximately $2,955,000, proceeds from the exercise of stock options of approximately $456,000 and proceeds from the sale of common stock pursuant to an employee stock purchase plan of approximately $10,000, offset by the purchase of treasury stock of approximately $6,000. As a result, our cash, cash equivalents, and short-term investments at October 31, 2024 decreased approximately $3,920,000 to approximately $19,924,000 from approximately $23,844,000 at the end of fiscal year 2023.

We have expected future cash obligations related to the lease of our offices through 2029, inclusive of extension periods, estimated at approximately $312,000.

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

Effect of Recent Accounting Pronouncements

We discuss the potential expected impacts of recently issued pronouncements in Note 2 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

See accompanying “Index to Consolidated Financial Statements.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of fiscal year 2024.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of October 31, 2024. In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption of the Commission that permits smaller reporting companies and non-accelerated filers, such as the Company, to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2024 has not been audited by our auditors, Haskell & White LLP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders scheduled for March 20, 2025 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2024, and will be incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders scheduled for March 20, 2025 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2024, and will be incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders scheduled for March 20, 2025 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2024, and will be incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders scheduled for March 20, 2025 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2024, and will be incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders scheduled for March 20, 2025 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2024, and will be incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)(2) Financial Statement Schedules

See accompanying “Index to Consolidated Financial Statements.”

(b)	Exhibits

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and Form S-3, dated February 11, 2014.)
3.2	Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.2 to our Form 10-K for the fiscal year ended October 31, 2013.)
3.3	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated September 4, 2014.)
3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated September 10, 2014.)
3.5	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated June 25, 2015.)
3.6	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended April 30, 2018.)
3.7	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated October 1, 2018.)
3.8	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated August 13, 2020.)
3.9	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.8 to our Form 10-K for the fiscal year ended October 31, 2019.)
3.10	Amendment to the Amended and Restated Bylaws of the Company. (Incorporated by reference to our Form 8-K, dated April 2, 2021.)
4.1	Form of Underwriter Warrants. (Incorporated by reference to Exhibit 4.1 to our Form 8-K, dated March 24, 2021.)
4.2	Description of the Company’s Securities Registered under Section 12 of the Exchange Act (Incorporated by reference to the description of our common stock contained in our Current Report on Form 8-K filed on March 31, 2014.)
10.1	2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 20, 2010.)
10.2	Amendment No. 1 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 7, 2011.)
10.3	Amendment No. 2 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 5, 2012.)
10.4	Amendment No. 3 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended January 31, 2014.)
10.5	2018 Share Incentive Plan. (Incorporated by reference to Exhibit 4.13 to our Form S-8 dated October 1, 2018.)
10.6	License Agreement, dated November 13, 2017, between Certainty Therapeutics, Inc. and The Wistar Institute of Anatomy and Biology. (Incorporated by reference to Exhibit 10.14 to our Form 10-K, dated January 9, 2018.) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)
10.7	Amendment to License Agreement between Certainty Therapeutics, Inc. and The Wistar Institute of Anatomy and Biology. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended January 31, 2021.) (Certain information has been redacted in the marked portions of the exhibit.)
10.8	Amended and Restated Master Collaboration Agreement, dated November 1, 2021, between Certainty Therapeutics, Inc. and H. Lee Moffitt Cancer Center and Research Institute, Inc. (Incorporated by reference to Exhibit 10.8 to our Form 10-K for the fiscal year ended October 31, 2021.)
10.9	Exclusive License Agreement, dated July 8, 2019, between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended July 31, 2019.) (Certain information has been redacted in the marked portions of the exhibit.)

10.10	Amendment to Exclusive License Agreement between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.10 to our Form 10-K, for the fiscal year ended October 31, 2023.)
10.11	Exclusive License Agreement, dated October 20, 2020, between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.14 to our Form 10-K, for the fiscal year ended October 31, 2020.) (Certain information has been redacted in the marked portions of the exhibit.)
10.12	Amendment No. 1 to Exclusive License Agreement between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended July 31, 2022.) (Certain information has been redacted in the marked portions of the exhibit.)
10.13	Joint Development and Option Agreement, dated May 3, 2024, between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended April 30, 2024.) (Certain information has been redacted in the marked portions of the exhibit.)
10.14	Form of Controlled Equity OfferingSM Sales Agreement (Incorporated by reference to Exhibit 10.1 to our Form S-3 dated September 9, 2022.)
14	Code of Conduct (Filed herewith.)
19	Insider Trading Policy (Incorporated by reference to Exhibit 19 to our Form 10-K, for the fiscal year ended October 31, 2023.)
21	Subsidiaries of Anixa Biosciences, Inc. (Incorporated by reference to Exhibit 21 to our Form 10-K, for the fiscal year ended October 31, 2020.)
23.1	Consent of Haskell & White LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 10, 2025. (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 10, 2025. (Filed herewith.)
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 10, 2025. (Filed herewith.)
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 10, 2025. (Filed herewith.)
99.1	Clawback Policy (Incorporated by reference to Exhibit 99.1 to our Form 10-K, for the fiscal year ended October 31, 2023.)

Item 16. Form 10-K Summary

The Company has elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anixa Biosciences, Inc.

	By:	/s/ Amit Kumar
Dr. Amit Kumar
Chairman of the Board and
January 10, 2025		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Amit Kumar
Dr. Amit Kumar
Chairman of the Board and
Chief Executive Officer
January 10, 2025		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
President, Chief Operating Officer and
Chief Financial Officer
January 10, 2025		(Principal Financial and Accounting Officer)

	By:	/s/ Lewis H. Titterton, Jr.
Lewis H. Titterton, Jr.
January 10, 2025		Director

	By:	/s/ Arnold Baskies
Dr. Arnold Baskies
January 10, 2025		Director

	By:	/s/ Emily Gottschalk
Emily Gottschalk
January 10, 2025		Director

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Anixa Biosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Anixa Biosciences, Inc. (the “Company”) as of October 31, 2024 and 2023, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended October 31, 2024, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended October 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

How the Critical Matter was Addressed in the Audit:

The primary procedures we performed to address this critical audit matter included the following:

▪	We obtained an understanding, and evaluated the design and implementation, of controls relating to research and development costs, including controls over the review of third-party contracts, the process of gathering information from external and internal sources and management’s review thereof, and the determination of prepaid positions, period-end accruals, and expense allocations.

▪	For the Company’s significant third-party contracts, we performed the following procedures:

○	We obtained and read related master service agreements, statements of work, or other supporting agreements with the research institution, CRO, or CMO.

○	We performed corroborating inquiries with management personnel responsible for the oversight of the activities regarding the nature and status of work performed.

○	We evaluated evidence of services provided by third parties including invoices regarding activities completed, and we inspected evidence supporting payments made by the Company.

○	We compared the data and evidence obtained from internal and external sources to the amounts recorded by management and recalculated the related research and development expense and prepaid research and development expense.

▪	For the Company’s internal compensation allocations, we performed the following procedures:

○	We performed corroborating inquiries with management personnel responsible for the oversight of the activities regarding the nature of employee services performed.

○	We evaluated the reasonableness of allocations estimated by management by comparisons with prior periods, evaluating the reasonableness of significant changes made by management, and performing sensitivity analysis.

○	We obtained written representations from management regarding the appropriateness of allocation estimates.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2013.

Irvine, California

January 10, 2025

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	October 31,	October 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,271	$915
Short–term investments	18,653	22,929
Receivables	173	270
Prepaid expenses and other current assets	1,265	1,242
Total current assets	21,362	25,356

Operating lease right-of-use asset	229	166

Total assets	$21,591	$25,522

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$525	$206
Accrued expenses	1,946	1,770
Operating lease liability	29	52
Total current liabilities	2,500	2,028

Operating lease liability, non-current	203	123
Total liabilities	2,703	2,151

Commitments and contingencies (Note 6)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 32,196,862 and 31,145,219 shares issued and outstanding as of October 31, 2024 and 2023, respectively	322	311
Additional paid-in capital	260,432	252,222
Accumulated deficit	(240,750)	(228,196)
Treasury stock, 2,000 shares at cost	(6)	-
Total shareholders’ equity	19,998	24,337
Noncontrolling interest (Note 2)	(1,110)	(966)
Total equity	18,888	23,371

Total liabilities and equity	$21,591	$25,522

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended October 31,
	2024	2023

Revenue	$-	$210

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses	-	161
Research and development expenses (including non-cash stock-based compensation expenses of $1,859 and $2,037, respectively)	6,396	4,769
General and administrative expenses (including non-cash stock-based compensation expenses of $2,923 and $2,698, respectively)	7,435	6,291

Total operating costs and expenses	13,831	11,221

Loss from operations	(13,831)	(11,011)

Interest income	1,133	1,081

Net loss	(12,698)	(9,930)

Less: Net loss attributable to noncontrolling interest	(144)	(119)

Net loss attributable to common shareholders	$(12,554)	$(9,811)

Net loss per share:
Basic and diluted	$(0.39)	$(0.32)

Weighted average common shares outstanding:
Basic and diluted	31,898	30,980

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2024 AND 2023

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Shareholders’	Non- controlling	Total
	Shares	Par Value	Capital	Deficit	Stock	Equity	Interest	Equity

BALANCE, October 31, 2022	30,913,902	$309	$247,123	$(218,385)	$-	$29,047	$(847)	$28,200

Stock option compensation to employees and directors	-	-	4,422	-	-	4,422	-	4,422
Stock options issued to consultants	-	-	221	-	-	221	-	221
Common stock issued upon exercise of stock options	202,647	2	351	-	-	353	-	353
Common stock issued to consultants	24,310	-	92	-	-	92	-	92
Common stock issued pursuant to employee stock purchase plan	4,360	-	13	-	-	13	-	13
Net loss	-	-	-	(9,811)	-	(9,811)	(119)	(9,930)

BALANCE, October 31, 2023	31,145,219	$311	$252,222	$(228,196)	$-	$24,337	$(966)	$23,371

Stock option compensation to employees and directors	-	-	4,420	-	-	4,420	-	4,420
Stock options issued to consultants	-	-	125	-	-	125	-	125
Common stock issued upon exercise of stock options	173,031	2	454	-	-	456	-	456
Common stock issued to consultants	89,336	1	254	-	-	255	-	255
Common stock issued in an at-the-market offering, net of offering expenses of $168	785,290	8	2,947	-	-	2,955	-	2,955
Common stock issued pursuant to employee stock purchase plan	3,986	-	10	-	-	10	-	10
Purchase of treasury stock					(6)	(6)		(6)
Net loss	-	-	-	(12,554)	-	(12,554)	(144)	(12,698)

BALANCE, October 31, 2024	32,196,862	$322	$260,432	$(240,750)	$(6)	$19,998	$(1,110)	$18,888

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended October 31,
	2024	2023
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(12,698)	$(9,930)
Stock option compensation to employees and directors	4,420	4,422
Stock options issued to consultants	125	221
Common stock issued to consultants	255	92
Amortization of operating lease right-of-use asset	37	46
Change in operating assets and liabilities:
Receivables	97	(224)
Prepaid expenses and other current assets	(23)	(775)
Accounts payable	319	(59)
Accrued expenses	176	44
Operating lease liability	(43)	(46)
Net cash used in operating activities	(7,335)	(6,209)

Cash flows from investing activities:
Disbursements to acquire short-term investments	(63,770)	(44,411)
Proceeds from maturities of short-term investments	68,046	38,809
Net cash provided by (used in) investing activities	4,276	(5,602)

Cash flows from financing activities:
Proceeds from sale of common stock in an at-the-market offering, net of offering expenses of $168	2,955	-
Proceeds from sale of common stock pursuant to employee stock purchase plan	10	13
Proceeds from exercise of stock options	456	353
Disbursements for purchases of treasury stock	(6)	-
Net cash provided by financing activities	3,415	366

Net increase (decrease) in cash and cash equivalents	356	(11,445)
Cash and cash equivalents at beginning of year	915	12,360
Cash and cash equivalents at end of year	$1,271	$915

Supplemental cash flow information:
Cash proceeds from interest income	$1,230	$838

Supplemental disclosure of non-cash investing activity:
Modification to operating lease right-of-use asset	$(100)	$-

Supplemental disclosure of non-cash financing activity:
Modification to operating lease liability	$100	$-

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. and its consolidated subsidiaries.

Anixa Biosciences, Inc. is a biotechnology company developing therapies and vaccines that are focused on critical unmet needs in oncology. Our therapeutics programs include (i) the development of a chimeric endocrine receptor-T cell therapy, a novel form of chimeric antigen receptor-T cell (“CAR-T”) technology, initially focused on treating ovarian cancer, which is being developed at our subsidiary, Certainty Therapeutics, Inc. (“Certainty”), and (ii) until March 2023, the development of anti-viral drug candidates for the treatment of COVID-19. Our vaccine programs include (i) the development of a vaccine against breast cancer, initially focused on triple negative breast cancer (“TNBC”), the most lethal form of breast cancer, (ii) the development of a vaccine against ovarian cancer, and (iii) a vaccine discovery program utilizing the same mechanism as our breast and ovarian cancer vaccines, to develop additional cancer vaccines to address many intractable cancers, including high incidence malignancies in lung, colon and prostate.

Our subsidiary, Certainty, is developing immuno-therapy drugs against cancer. Certainty holds an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading NCI designated cancer research center, relating to Wistar’s chimeric endocrine receptor targeted therapy technology. We have initially focused on the development of a treatment for ovarian cancer, but we also may pursue applications of the technology for the development of treatments for additional solid tumors. The license agreement requires Certainty to make certain cash and equity payments to Wistar upon achievement of specific development milestones. With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty, such equity stake subject to dilution by further funding of Certainty’s activities by the Company. Due to such Company funding, Wistar’s equity stake in Certainty was 4.4% as of October 31, 2024.

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), has begun human clinical testing of the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer. After receiving authorization from the FDA, we commenced enrollment of patients in a Phase 1 clinical trial and treated the first patient in August 2022. Further, in May 2023 and August 2023, we treated the second and third patients in the trial, respectively, at the same dose level as the first patient, and the treatment was well-tolerated by the patients. In February 2024, May 2024 and June 2024, we treated the three patients, respectively, of the second dose cohort, where the patients were administered a three-times higher dose of cells than the patients in the first cohort. The treatment at this dose level has also been well-tolerated by the patients. While the dose levels in the first two cohorts were expected to be sub-therapeutic, two of the six patients exhibited some anecdotal signs of efficacy. Both have shown possible signs of tumor necrosis, and one is 20 months past initial treatment. In the case of this patient, due to the encouraging results with her initial treatment, we sought single patient Investigational New Drug (“IND”) application permission from the FDA to re-dose her. This re-dosing was approved by the FDA, and we administered her second treatment in October 2024. This second treatment appears to have been well-tolerated by the patient. In November 2024, we treated the first patient in the third dose cohort, where patients are administered a ten-times higher dose of cells than the patients in the first dose cohort. As of January 10, 2025, we have treated two patients in this dose cohort and the treatment at this dose level appears to be well-tolerated by the patients. We anticipate completing treatment of patients in the third dose cohort in February 2025, and commencing treatment of the fourth dose cohort—at a three-times higher dose than the third dose cohort—shortly thereafter.

This study is a dose-escalation trial with two arms based on route of delivery—intraperitoneal or intravenous—to determine the maximum tolerated dose in patients with recurrent epithelial ovarian cancer and to assess persistence, expansion and efficacy of the modified T cells. The study is being conducted at Moffitt and will consist of up to 24 to 48 patients who have received at least two prior lines of chemotherapy. The study is estimated to be completed in two to three years depending on multiple factors including when the maximum tolerated dose is reached, the rate of patient enrollment, the significance of efficacy data and how long we maintain the two different delivery methods.

We hold an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Cleveland Clinic Foundation (“Cleveland Clinic”) relating to certain breast cancer vaccine technology developed at Cleveland Clinic. The license agreement requires us to make certain cash payments to Cleveland Clinic upon achievement of specific development milestones. Utilizing this technology, we are working in collaboration with Cleveland Clinic to develop a method to vaccinate women against breast cancer, focused initially on TNBC. The focus of this vaccine is a specific protein, α-lactalbumin, that is only expressed during lactation in a healthy woman’s mammary tissue. This protein disappears when the woman is no longer lactating, but reappears in many forms of breast cancer, especially TNBC. Studies have shown that vaccinating against this protein prevents breast cancer in mice.

In October 2021, following the U.S. Food and Drug Administration’s (“FDA”) authorization to proceed, we commenced dosing patients in a Phase 1 clinical trial of our breast cancer vaccine. This study, which is being fully funded by a U.S. Department of Defense grant to Cleveland Clinic, is a multiple-ascending dose Phase 1 trial to determine the maximum tolerated dose (“MTD”) of the vaccine in patients with early-stage, triple-negative breast cancer as well as monitor immune response. The study is being conducted at Cleveland Clinic. During the course of the Phase 1 study, participants will receive three vaccinations, each two weeks apart, and will be closely monitored for side effects and immune response. The first segment of the study, Phase 1a, will consist of approximately 24 patients who have completed treatment for early-stage, triple-negative breast cancer within the past three years and are currently tumor-free but at high risk for recurrence. Studies show that 42% of TNBC patients will have a recurrence of their cancer, with most of the recurrences occurring in the first two to three years after standard of care treatment. In January 2023, the number of participants in each dose cohort was expanded, and as of August 2023, we had completed vaccinating all patients in these expanded cohorts. In December 2023, we presented the immunological data collected to date at the San Antonio Breast Cancer Symposium. The data presented show that in the vaccinated women who had been tested to date, various levels of antigen-specific T cell responses were observed at all dose levels. Subsequently, we began vaccinating participants in additional dose cohorts at varying dose levels of the different key components of the vaccine. Further, in November 2023, we commenced vaccination of participants in the second segment of the trial, Phase 1b, that includes participants who have never had cancer, but carry certain mutations in genes such as BRCA1, BRCA2 or PALB2, that indicate a greater risk of developing TNBC in the future, and have elected to have a prophylactic mastectomy. Finally, in January 2024, we commenced vaccination of participants in the third segment of the trial, Phase 1c, that includes post-operative TNBC patients that have residual disease following treatment and are currently undergoing treatment with pembrolizumab (Keytruda®). In November 2024, we presented the most recent data from each of the three arms of the trial at the Society for Immunotherapy of Cancer (SITC) Annual Meeting. Key findings presented include i) patients exhibited antigen-specific immune responses at all dose levels and in all three patient groups (Phase 1a, 1b and 1c), ii) patients receiving our vaccine in combination with Keytruda are not showing any additional or more severe adverse side effects, and iii) no adverse side effects were seen other than varying degrees of injection site irritation. These findings are promising, and as we continue the Phase 1 trial, we are preparing to initiate a Phase 2 clinical trial in the neo-adjuvant setting (pre-surgery) to determine possible therapeutic effect of the vaccine. We anticipate commencing the Phase 2 trial in 2025.

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

In May 2021, Cleveland Clinic was granted acceptance for our ovarian cancer vaccine technology into the National Cancer Institute’s (“NCI”) PREVENT program. The NCI is a part of the National Institutes of Health (“NIH”). The PREVENT program is a peer-reviewed agent development program designed to support pre-clinical development of innovative interventions and biomarkers for cancer prevention and interception towards clinical trials. The scientific and financial resources of the PREVENT program are being used for our ovarian cancer vaccine technology to perform virtually all pre-clinical research and development, manufacturing and IND enabling studies. This work is being performed at NCI facilities, by NCI scientific staff and with NCI financial resources and will require no material financial expenditures by the Company, nor the payment of any future consideration by the Company to NCI.

In May 2024, based on the positive clinical results to date in the development of our breast cancer vaccine, we entered into a Joint Development and Option Agreement with Cleveland Clinic to collaborate in efforts to develop additional vaccines for the prevention or treatment of cancers. Working with Cleveland Clinic researchers, we are focusing on the same novel scientific mechanism as in our breast and ovarian cancer vaccines, and working to discover additional retired proteins that may be associated with other forms of cancer, specifically high incidence malignancies in the lung, colon and prostate.

Over the next several quarters, we expect the development of our therapeutics and vaccines to be the primary focus of the Company. As part of our legacy operations, the Company remains engaged in limited patent licensing activities of its various patent portfolios. We do not expect these activities to be a significant part of the Company’s ongoing operations nor do we expect these activities to require material financial resources or attention of senior management.

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

Funding and Management’s Plans

Based on currently available information as of January 10, 2025, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. During the year ended October 31, 2024, we raised approximately $2,955,000, net of expenses, through an at-the-market equity offering of 785,290 shares of common stock. Under our at-the-market equity program, which is currently effective and may remain available for us to use in the future, as of October 31, 2024, we may sell up to $97 million of common stock. We may seek to obtain working capital during our fiscal year 2025 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which could significantly harm the business and development of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Anixa Biosciences, Inc. and its wholly and majority owned subsidiaries. All intercompany transactions have been eliminated.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity. The following table sets forth the changes in noncontrolling interest for the two years ended October 31, 2024 (in thousands):

Balance October 31, 2022	$(847)
Net loss attributable to noncontrolling interest	(119)
Balance October 31, 2023	(966)
Net loss attributable to noncontrolling interest	(144)
Balance October 31, 2024	$(1,110)

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

Investment Policy

The Company’s investment policy is designed to optimize returns while managing risk and liquidity. The policy allows for investments in a diversified range of financial instruments, including U.S. government debt securities with fixed maturities and contractual cash flows, as well as alternative investments such as Bitcoin and Bitcoin-based exchange traded funds (collectively, the “Bitcoin Assets”).

The Company acquires U.S. government debt securities that it has the positive intent and ability to hold to maturity. These securities are recorded at amortized cost, net of any applicable discount which is amortized to interest income, and are accounted for as held-to-maturity securities. The Company’s Bitcoin Assets are measured at fair value based on quoted prices on active exchanges. The Company recognizes changes in the fair value of Bitcoin Assets as gains or losses in the statement of operations during the period in which they occur. The Company has no Bitcoin Assets as of October 31, 2024 and 2023.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$1,170	$-	$-	$1,170
U.S. treasury bills:
Short term investments	-	18,653	-	18,653
Total financial assets	$1,170	$18,653	$-	$19,823

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$778	$-	$-	$778
Certificates of deposit:
Short term investments	-	720	-	720
U.S. treasury bills:
Short term investments	-	22,209	-	22,209
Total financial assets	$778	$22,929	$-	$23,707

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

Cash Equivalents

Cash equivalents consist of highly liquid, short-term investments with maturities of three months or less when purchased.

Short-term Investments

At October 31, 2024 and 2023, we had certificates of deposit and United States treasury bills with maturities greater than 90 days and less than 12 months when acquired of approximately $18,653,000 and $22,929,000, respectively, that were classified as short-term investments.

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

We recorded stock-based compensation expense, related to service-based stock options granted to employees and directors, of approximately $4,420,000 and $4,422,000, during the years ended October 31, 2024 and 2023, respectively. Included in stock-based compensation cost for service-based options granted to employees and directors during the years ended October 31, 2024 and 2023 was approximately $3,187,000 and $3,023,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but not yet vested. As of October 31, 2024, there was unrecognized compensation cost related to non-vested service-based stock options granted to employees and directors of approximately $4,843,000, which will be recognized over a weighted-average period of 1.7 years.

We recorded consulting expense, related to service-based stock options granted to consultants, during the years ended October 31, 2024 and 2023 of approximately $125,000 and $221,000, respectively. Included in stock-based consulting expense for the years ended October 31, 2024 and 2023 was approximately $120,000 and $209,000, respectively, related to compensation cost for stock options granted in prior periods but not yet vested. As of October 31, 2024, there was unrecognized consulting expense related to non-vested service-based stock options granted to consultants of approximately $180,000, which will be recognized over a weighted-average period of 1.9 years.

Fair Value Determination

We use the Black-Scholes pricing model in estimating the fair value of stock options granted to employees, directors and consultants which vest over a specific period of time. The stock options we granted during each of the years ended October 31, 2024 and 2023 consisted of awards with 5-year and 10-year terms that vest over 12 to 36 months.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the years ended October 31, 2024 and 2023:

	For the Year Ended October 31,
	2024	2023
Weighted average fair value at grant date	$2.94	$3.29
Valuation assumptions:
Expected life (years)	5.71	5.47
Expected volatility	76.48%	100.27%
Risk-free interest rate	3.87%	3.87%
Expected dividend yield	0%	0%

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

Net Loss Per Share of Common Stock

In accordance with ASC 260, Earnings Per Share, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the years ended October 31, 2024 and 2023 were options to purchase 12,158,062 shares and 11,430,000 shares, respectively, and warrants to purchase 300,000 shares and 300,000 shares, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are used for, but not limited to, determining stock-based compensation, asset impairment evaluations, tax assets and liabilities, license fee revenue, research and development expense accruals, the allowance for doubtful accounts, depreciation lives and other contingencies. Actual results could differ from those estimates.

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The amendments in this update should be applied prospectively, with an option to apply them retrospectively, and are effective for fiscal years beginning after December 15, 2024 for public entities. We began a detailed assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures, and our analysis is currently ongoing.

In March 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve the disclosures about a public business entity’s expenses and to provide more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update should be applied either prospectively or retrospectively, and are effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We began a detailed assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures, and our analysis is currently ongoing.

Concentration of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk are cash equivalents, short-term investments and accounts receivable. Cash equivalents are primarily highly rated money market funds. Short-term investments are U.S. treasury bills. Where applicable, management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Our policy is to write-off uncollectable amounts at the time it is determined that collection will not occur. One licensee accounted for 100% of revenues from patent licensing activities during fiscal year 2023. We recorded no revenue in fiscal year 2024.

3. ACCRUED EXPENSES

Accrued liabilities consist of the following as of:

	October 31,
	2024	2023
Payroll and related expenses	$1,126	$1,114
Accrued royalty and contingent legal fees	626	626
Accrued other	194	30
Accrued expenses	$1,946	$1,770

4. SHAREHOLDERS’ EQUITY

Stock Option Plans

During the year ended October 31, 2024, we had two stock option plans: the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”) which were adopted by our Board of Directors on July 14, 2010 and January 25, 2018, respectively. The 2018 Share Plan was approved by our shareholders on March 29, 2018. In accordance with the provisions of the 2010 Share Plan, the plan terminated with respect to the grant of future securities on July 14, 2020.

During the years ended October 31, 2024 and 2023, stock options to purchase 173,031 and 157,761 shares of common stock, respectively, were exercised on a cash basis, with aggregate proceeds of approximately $456,000 and $353,000, respectively. During the year ended October 31, 2023, stock options to purchase 161,111 shares of common stock, of which 116,225 shares were withheld, were exercised on a cashless basis, respectively. During the year ended October 31, 2024, no stock options were exercised on a cashless basis.

2010 Share Plan

The 2010 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. On the first business day of each calendar year the aggregate number of shares available for future issuance was replenished such that 800,000 shares were available. The exercise price with respect to all of the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date. Information regarding the 2010 Share Plan for the two years ended October 31, 2024 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options Outstanding at October 31, 2022	1,501,500	$2.83
Exercised	(312,500)	$2.41
Options Outstanding at October 31, 2023	1,189,000	$2.94
Exercised	(112,032)	$2.58
Expired	(90,000)	$5.29
Options Outstanding and Exercisable at October 31, 2024	986,968	$2.77	$911,362

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of October 31, 2024:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.67 - $2.27	316,000	2.75	$1.11
$2.58 - $3.13	251,968	1.32	$2.93
$3.46 - $5.30	419,000	3.45	$3.93

2018 Share Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. On the first business day of each calendar year the maximum aggregate number of shares available for future issuance is replenished such that 2,000,000 shares are available. The exercise price with respect to all of the options granted under the 2018 Share Plan was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2024, the 2018 Share Plan had 983,907 shares available for future grants. Information regarding the 2018 Share Plan for the two years ended October 31, 2024 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options Outstanding at October 31, 2022	8,817,372	$3.60
Granted	1,640,000	$3.97
Exercised	(6,372)	$2.89
Forfeited/Expired	(210,000)	$5.10
Options Outstanding at October 31, 2023	10,241,000	$3.67
Granted	1,415,000	$4.33
Exercised	(60,999)	$2.73
Forfeited/Expired	(423,907)	$4.12
Options Outstanding at October 31, 2024	11,171,094	$3.74	$2,016,259
Options Exercisable at October 31, 2024	7,921,567	$3.56	$1,904,173

The following table summarizes information about stock options outstanding under the 2018 Share Plan as of October 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 2.09 - $3.87	5,308,879	5.60	$3.23	5,023,213	5.44	$3.24
$ 3.96 - $5.30	5,862,215	7.41	$4.20	2,898,354	6.98	$4.11

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan (the “ESPP”) which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The ESPP was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018. During the years ended October 31, 2024 and 2023, employees purchased 3,986 and 4,360 shares, respectively, with aggregate proceeds of approximately $10,000 and $13,000, respectively.

Common Stock Purchase Warrants

In connection with a public offering in March 2021, we issued to certain designees of the underwriter, as compensation, warrants to purchase 300,000 shares of common stock at $6.5625 per share, expiring on March 22, 2026.

Information regarding the Company’s warrants for the two years ended October 31, 2024 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Warrants Outstanding and Exercisable at October 31, 2023 and October 31, 2024	300,000	$6.56	$0

The following table summarizes information about the Company’s outstanding and exercisable warrants as of October 31, 2024:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.56	300,000	1.39	$6.56

Stock Awards

During the years ended October 31, 2024 and 2023, we issued 89,336 shares and 24,310 shares of common stock, respectively, to consultants providing investor relations services and recorded expense of approximately $237,000 and $92,000, respectively. As of October 31, 2024 and 2023, approximately $18,000 and $0, respectively, was recorded as a prepaid expense.

Treasury stock

As of October 31, 2024, the Company held 2,000 shares of its common stock as treasury stock. These shares were repurchased at an average cost of $3.17 per share for a total cost of approximately $6,000. The repurchases were made as part of a stock buyback program approved by our Board of Directors on July 11, 2024. The treasury shares are accounted for under the cost method and are recorded as a reduction in shareholders’ equity in the consolidated balance sheet. The Company may reissue treasury shares for stock option exercises, acquisitions, or other corporate purposes.

5. LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California 95118 (our principal executive offices) from an unrelated party pursuant to an operating lease that, as amended, will expire on September 30, 2027, with an option to extend the lease an additional two years. The base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs. The lease, as amended, resulted in a right-of-use asset and lease liability of approximately $250,000 with a discount rate of 12%. Rent expense was approximately $61,000 and $66,000 for the years ended October 31, 2024 and 2023, respectively.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The remaining 59-month lease term as of October 31, 2024 for the Company’s lease includes the noncancelable period of the lease and the additional two-year option period that the Company is reasonably certain to exercise. All right-of-use assets are reviewed for impairment when indications of impairment are present.

As of October 31, 2024, the annual minimum lease payments of our operating lease liability were as follows (in thousands):

For Years Ending October 31,	Operating Leases
2025	$56
2026	63
2027	64
2028	66
2029	63
Total future minimum lease payments, undiscounted	312
Less: Imputed interest	80
Present value of future minimum lease payments	$232

Balance as of October 31, 2024
Operating lease liability	$29
Operating lease liability, non-current	203
Total	$232

6. COMMITMENTS AND CONTINGENCIES

Litigation Matters

Other than lawsuits we bring to enforce our patent rights, we are not involved in any litigation or other legal proceedings and management is not aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

License Commitments

As of October 31, 2024, our commitments under certain technology license agreements related to our therapeutic and vaccine development programs for the next twelve months, were approximately $150,000.

Research & Development Agreements

We have entered into certain research and development agreements with various collaboration partners and third-party vendors related to i) the manufacturing of materials necessary for the expected Phase 2 clinical trial of our breast cancer vaccine, ii) the discovery of new vaccine targets in high incidence malignancies in prostate, lung and colon and iii) the further development of our CAR-T technology. As of October 31, 2024, future payments the Company may make under these agreements, dependent upon, among other things, development of analytical methods, formulation feasibility studies, stability testing and results of manufacturing processes, may be approximately $4.2 million and such payments may be made over up to a five-year period.

7. INCOME TAXES

Income tax provision (benefit) consists of the following:

	Year Ended October 31,
	2024	2023
Federal:
Current	$-	$-
Deferred	(2,284,000)	(739,000)
State:
Current	-	-
Deferred	(754,000)	(583,000)
Adjustment to valuation allowance related to net deferred tax assets	3,038,000	1,322,000
Total	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2024 and 2023, are as follows:

	October 31,
	2024	2023
Long-term deferred tax assets:
Federal and state NOL and tax credit carryforwards	$29,198,000	$26,532,000
Deferred compensation	8,394,000	7,752,000
Intangibles	161,000	218,000
Subtotal	37,753,000	34,502,000
Less: valuation allowance	(37,753,000)	(34,502,000)
Deferred tax asset, net	$-	$-

As of October 31, 2024, we had Federal tax net operating loss and tax credit carryforwards of approximately $99,868,000 and $1,946,000, respectively. At the federal level, businesses can carry forward their net operating losses indefinitely, but the deductions are limited to 80 percent of taxable income. Prior to the Tax Cuts and Jobs Act (TCJA) of 2017, businesses could carry losses forward for 20 years (without a deductibility limit). If the tax benefits relating to deductions of option holders’ income are ultimately realized, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of October 31, 2024, management has not determined the extent of any such limitations, if any.

We had California tax net operating loss carryforwards of approximately $60,618,000 as of October 31, 2024, available within statutory limits (expiring at various dates between 2025 and 2044), to offset future corporate taxable income and taxes payable, if any, under certain computations of such taxes.

We have provided a 100% valuation allowance against our deferred tax asset due to our current and historical pre-tax losses and the uncertainty regarding their realizability. The primary differences from the Federal statutory rate of 21% and the effective rate of 0% is attributable to a change in the valuation allowance. The following is a reconciliation of income taxes at the Federal statutory tax rate to income tax expense (benefit):

	Year Ended October 31,
	2024		2023
Income tax benefit at U.S. Federal statutory income tax rate	$(2,667,000)	(21.00)%	$(2,085,000)	(21.00)%
State income taxes	(887,000)	(6.99)%	(693,000)	(6.98)%
Permanent differences	21,000	0.17%	20,000	0.20%
Expiring net operating losses, credits and other	495,000	3.90%	1,436,000	14.46%
Change in valuation allowance	3,038,000	23.92%	1,322,000	13.32%
Income tax provision	$-	0.00%	$-	0.00%

During the two fiscal years ended October 31, 2024, we incurred no Federal and no State income taxes. We have no unrecognized tax benefits as of October 31, 2024 and 2023 and we account for interest and penalties related to income tax matters in general and administrative expenses. Tax years to which our net operating losses relate remain open to examination by Federal and California authorities to the extent which the net operating losses have yet to be utilized.

8. SEGMENT INFORMATION

We follow the accounting guidance of ASC 280, Segment Reporting (“ASC 280”). Reportable operating segments are determined based on the management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in three reportable segments, each with different operating and potential revenue generating characteristics: (i) Cancer Vaccines, (ii) CAR-T Therapeutics, and (iii) Other. The following represents selected financial information for our segments for the years ended October 31, 2024 and 2023, in thousands:

	Year Ended October 31,
	2024	2023
Net loss:
Cancer Vaccines	$(7,388)	$(5,111)
CAR-T Therapeutics	(5,256)	$(3,879)
Other	(54)	(940)
Total	$(12,698)	$(9,930)

Total operating costs and expenses	$13,831	$11,221
Less non-cash stock-based compensation	(4,782)	(4,735)
Operating costs and expenses excluding non-cash stock-based compensation	$9,049	$6,486

Operating costs and expenses excluding non-cash stock-based compensation:
Cancer Vaccines	$5,235	$3,265
CAR-T Therapeutics	3,766	2,467
Other	48	754
Total	$9,049	$6,486

	October 31,
	2024	2023
Total assets:
Cancer Vaccines	$12,917	$17,215
CAR-T Therapeutics	8,535	7,523
Other	139	784
Total	$21,591	$25,522

Operating costs and expenses excluding non-cash stock-based compensation is the measurement the chief operating decision-maker uses in managing the enterprise.

The Company had no revenue during the year ended October 31, 2024. The Company’s consolidated revenue of $210,000 and inventor royalties, contingent legal fees, litigation and licensing expense of $161,000, for the year ended October 31, 2023 were solely related to our other segment. All our revenue is generated domestically (United States) based on the country in which the licensee is located.

