Form 10-Q
period 2025-01-31
Anixa Biosciences Inc
filed 2025-03-11
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

or

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

On March 11, 2025 the registrant had outstanding 32,196,862 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	January 31, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,053	$1,271
Short-term investments	16,202	18,653
Receivables	-	173
Prepaid expenses and other current assets	1,431	1,265
Total current assets	18,686	21,362

Operating lease right-of-use asset	220	229

Total assets	$18,906	$21,591

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$600	$525
Accrued expenses	1,363	1,946
Operating lease liability	36	29
Total current liabilities	1,999	2,500

Operating lease liability, non-current	194	203
Total liabilities	2,193	2,703

Commitments and contingencies (Note 10)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 32,196,862 shares issued and outstanding as of January 31, 2025 and October 31, 2024	322	322
Additional paid-in capital	261,470	260,432
Accumulated deficit	(243,934)	(240,750)
Treasury stock, 2,000 shares at cost	(6)	(6)
Total shareholders’ equity	17,852	19,998
Noncontrolling interest (Note 2)	(1,139)	(1,110)
Total equity	16,713	18,888

Total liabilities and equity	$18,906	$21,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended January 31,
	2025	2024

Revenue	$-	$-

Operating costs and expenses:
Research and development expenses (including non-cash stock-based compensation expenses of $397 and $489, respectively)	1,552	1,349
General and administrative expenses (including non-cash stock-based compensation expenses of $658 and $771, respectively)	1,834	2,260
Total operating costs and expenses	3,386	3,609

Loss from operations	(3,386)	(3,609)

Interest income	173	319

Net loss	(3,213)	(3,290)

Less: Net loss attributable to noncontrolling interest	(29)	(35)

Net loss attributable to common shareholders	$(3,184)	$(3,255)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.10)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	32,197	31,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

FOR THE THREE MONTHS ENDED JANUARY 31, 2025 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Par Value

Balance, October 31, 2024	32,196,862	$322	$260,432	$(240,750)	$(6)	$19,998	$(1,110)	$18,888
Stock option compensation to employees and directors	-	-	1,031	-	-	1,031	-	1,031
Stock options issued to consultants	-	-	24	-	-	24	-	24
Expenses related to an at-the-market offering	-	-	(17)	-	-	(17)	-	(17)
Net loss	-	-	-	(3,184)	-	(3,184)	(29)	(3,213)

Balance, January 31, 2025	32,196,862	$322	$261,470	$(243,934)	$(6)	$17,852	$(1,139)	$16,713

 FOR THE THREE MONTHS ENDED JANUARY 31, 2024 (UNAUDITED)

	Common Stock		Additional		Total	Non-
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity	controlling Interest	Total Equity

Balance, October 31, 2023	31,145,219	$311	$252,222	$(228,196)	$24,337	$(966)	$23,371
Stock option compensation to employees and directors	-	-	1,108	-	1,108	-	1,108
Stock options issued to consultants	-	-	56	-	56	-	56
Common stock issued to consultants	29,336	1	95	-	96	-	96
Common stock issued in an at-the-market offering, net of offering expenses of $68	555,820	6	2,190	-	2,196	-	2,196
Common stock issued upon exercise of stock options	24,000	-	67	-	67	-	67
Net loss	-	-	-	(3,255)	(3,255)	(35)	(3,290)

Balance, January 31, 2024	31,754,375	$318	$255,738	$(231,451)	$24,605	$(1,001)	$23,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the three months ended January 31,
	2025	2024
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(3,213)	$(3,290)
Stock option compensation to employees and directors	1,031	1,108
Stock options issued to consultants	24	56
Common stock issued to consultants	-	96
Amortization of operating lease right-of-use asset	9	13
Amortization of discount on held-to-maturity securities	(252)	-
Change in operating assets and liabilities:
Receivables	173	(121)
Prepaid expenses and other current assets	(166)	212
Accounts payable	75	158
Accrued expenses	(583)	(528)
Operating lease liability	(2)	(13)
Net cash used in operating activities	(2,904)	(2,309)

Cash flows from investing activities:
Disbursements to acquire short-term investments	(12,997)	(20,020)
Proceeds from maturities of short-term investments	15,700	20,149
Net cash provided by investing activities	2,703	129

Cash flows from financing activities:
Net (expenses) proceeds from an at-the-market offering	(17)	2,196
Proceeds from exercise of stock options	-	67
Net cash (used in) provided by financing activities	(17)	2,263

Net (decrease) increase in cash and cash equivalents	(218)	83
Cash and cash equivalents at beginning of period	1,271	915
Cash and cash equivalents at end of period	$1,053	$998

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. and its consolidated subsidiaries.

Anixa Biosciences, Inc. is a biotechnology company developing therapies and vaccines that are focused on critical unmet needs in oncology. Our therapeutics program consists of the development of a chimeric endocrine receptor-T cell therapy, a novel form of chimeric antigen receptor-T cell (“CAR-T”) technology, initially focused on treating ovarian cancer, which is being developed at our subsidiary, Certainty Therapeutics, Inc. (“Certainty”). Our vaccine programs include (i) the development of a vaccine against breast cancer, initially focused on triple negative breast cancer (“TNBC”), the most lethal form of breast cancer, (ii) the development of a vaccine against ovarian cancer, and (iii) a vaccine discovery program utilizing the same mechanism as our breast and ovarian cancer vaccines, to develop additional cancer vaccines to address many intractable cancers, including high incidence malignancies in lung, colon and prostate.

Our subsidiary, Certainty, is developing immuno-therapy drugs against cancer. Certainty holds an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading NCI designated cancer research center, relating to Wistar’s chimeric endocrine receptor targeted therapy technology. We have initially focused on the development of a treatment for ovarian cancer, but we also may pursue applications of the technology for the development of treatments for additional solid tumors. The license agreement requires Certainty to make certain cash and equity payments to Wistar upon achievement of specific development milestones. With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty, such equity stake subject to dilution by further funding of Certainty’s activities by the Company. Due to such Company funding, Wistar’s equity stake in Certainty was 4.3% as of January 31, 2025.

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), has begun human clinical testing of the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer. After receiving authorization from the FDA, we commenced enrollment of patients in a Phase 1 clinical trial and treated the first patient in August 2022. Further, in May 2023 and August 2023, we treated the second and third patients in the trial, respectively, at the same dose level as the first patient, and the treatment was well-tolerated by the patients. In February 2024, May 2024 and June 2024, we treated the three patients, respectively, of the second dose cohort, where the patients were administered a three-times higher dose of cells than the patients in the first cohort. The treatment at this dose level has also been well-tolerated by the patients. While the dose levels in the first two cohorts were expected to be sub-therapeutic, two of the six patients exhibited some anecdotal signs of efficacy. Both have shown possible signs of tumor necrosis, and one is still alive nearly 2 years past initial treatment. In the case of this patient, due to the encouraging results with her initial treatment, we sought single patient Investigational New Drug (“IND”) application permission from the FDA to re-dose her. This re-dosing was approved by the FDA, and we administered her second treatment in October 2024. This second treatment appears to have been well-tolerated by the patient. From November 2024 to February 2025, we treated three patients in the third dose cohort, where they were administered a ten-times higher dose of cells than the patients in the first dose cohort. Consistent with the lower dose cohorts, the treatment appears to have been well-tolerated by the patients. As of March 11, 2025, we are preparing to enroll patients in the 4th dose cohort, where we will be administering a 30-times higher dose than the original dose cohort.

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

Funding and Management’s Plans

Based on currently available information as of March 11, 2025, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our activities for at least the next twelve months. The Company had approximately $18,686,000 of total current assets at January 31, 2025 compared to approximately $21,362,000 at October 31, 2024 which is a reduction of approximately $2,676,000 for the three months ended January 31, 2025. Therefore, the Company believes that it has sufficient cash, cash equivalents and short-term investments to operate its business, as currently contemplated, for significantly longer than 12 months from the date of this Report. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. During the three months ended January 31, 2025, we did not issue any shares under our at-the-market equity offering. Under our at-the-market equity program, which is currently effective and may remain available for us to use in the future, as of January 31, 2025, we may sell approximately $97 million of common stock.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and disclosures required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. The accompanying October 31, 2024 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by US GAAP. The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of January 31, 2025, and results of operations and cash flows for the interim periods represented. The results of operations for the three months ended January 31, 2025 are not necessarily indicative of the results to be expected for the year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity. The following table sets forth the changes in noncontrolling interest for the three months ended January 31, 2025 (in thousands):

Balance, October 31, 2024	$(1,110)
Net loss attributable to noncontrolling interest	(29)
Balance, January 31, 2025	$(1,139)

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

Stock Option Compensation Expense

We account for stock options granted to employees, directors and consultants using the accounting guidance in ASC 718, Stock Compensation. We estimate the fair value of service-based stock options on the date of grant, using the Black-Scholes pricing model, and recognize compensation expense over the requisite service period of the grant. We recorded stock-based compensation expense related to service-based stock options granted to employees and directors of approximately $1,031,000 and $1,108,000 during the three months ended January 31, 2025 and 2024.

The compensation cost for service-based stock options granted to consultants is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to three years. We recorded stock-based consulting expense related to stock options granted to consultants of approximately $24,000 and $56,000 during the three months ended January 31, 2025 and 2024, respectively.

Stock Option Activity

During the three months ended January 31, 2025 and 2024, we granted options to purchase 1,355,000 shares and 1,335,000 shares of common stock, respectively, to employees and consultants, with exercise prices ranging from $2.37 to $4.39 per share, pursuant to the 2018 Share Plan. During the three months ended January 31, 2025, no stock options were exercised. During the three months ended January 31, 2024, stock options to purchase 24,000 shares of common stock were exercised on a cash basis, with aggregate proceeds of approximately $67,000.

Stock Option Plans

During the three months ended January 31, 2025, we had two stock option plans: the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”), which were adopted by our Board of Directors on July 14, 2010 and January 25, 2018, respectively. The 2018 Share Plan was approved by our shareholders on March 29, 2018.

2010 Share Plan

The 2010 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. In accordance with the provisions of the 2010 Share Plan, the plan terminated with respect to the ability to grant future awards on July 14, 2020. Information regarding the 2010 Share Plan for the three months ended January 31, 2025 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2024	986,968	$2.77
Options outstanding and exercisable at January 31, 2025	986,968	$2.77	$566

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of January 31, 2025:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.67 - $2.27	316,000	2.5	$1.11
$2.58 - $3.13	251,968	1.1	$2.93
$3.46 - $5.30	419,000	3.2	$3.93

2018 Share Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. As of January 31, 2025, the 2018 Share Plan had 645,000 shares available for future grants. Information regarding the 2018 Share Plan for the three months ended January 31, 2025 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2024	11,171,094	$3.74
Granted	1,355,000	2.37
Forfeited/expired	(25,000)	3.96
Options outstanding at January 31, 2025	12,501,094	$3.59	$1,093
Options exercisable at January 31, 2025	8,260,549	$3.56	$391

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of January 31, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.09 - $3.87	6,663,879	6.5	$3.06	5,168,886	5.5	$3.22
$4.02 - $5.30	5,837,215	7.4	$4.20	3,091,663	7.2	$4.13

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan (the “ESPP”) which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The ESPP was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018. During the three months ended January 31, 2025 and 2024, no shares were purchased under the ESPP.

Warrants

As of January 31, 2025, we had warrants outstanding to purchase 300,000 shares of common stock at $6.56 per share, issued during fiscal year 2021 and expiring on March 22, 2026.

Information regarding the Company’s warrants for the three months ended January 31, 2025 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Warrants outstanding at October 31, 2024	300,000	$6.56
Warrants outstanding and exercisable at January 31, 2025	300,000	$6.56	$0

The following table summarizes information about the Company’s outstanding and exercisable warrants as of January 31, 2025:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.56	300,000	1.1	$6.56

Stock Awards

During the three months ended January 31, 2025, we did not issue any stock awards. During the three months ended January 31, 2024, we issued 29,336 shares of common stock to consultants providing investor relations services, and recorded expense of approximately $96,000.

Treasury stock

As of January 31, 2025, the Company held 2,000 shares of its common stock as treasury stock. These shares were repurchased during the fiscal year ended October 31, 2024, at an average cost of $3.17 per share for a total cost of approximately $6,000. The repurchases were made as part of a stock buyback program approved by our Board of Directors on July 11, 2024. The treasury shares are accounted for under the cost method and are recorded as a reduction in shareholders’ equity in the consolidated balance sheet. The Company may reissue treasury shares for stock option exercises, acquisitions, or other corporate purposes.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of January 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$912	$-	$-	$912
Bitcoin exchange traded funds:
Short-term investments	-	10	-	10
U.S. treasury bills:
Short-term investments	-	16,192	-	16,192
Total financial assets	$912	$16,202	$-	$17,114

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$1,170	$-	$-	$1,170
U.S. treasury bills:
Short-term investments	-	18,653	-	18,653
Total financial assets	$1,170	$18,653	$-	$19,823

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

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	January 31,	October 31,
	2025	2024
	(in thousands)
Payroll and related expenses	$515	$1,126
Accrued royalty and contingent legal fees	626	626
Accrued other	222	194
	$1,363	$1,946

6. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the three months ended January 31, 2025 and 2024, were stock options to purchase 13,488,062 and 12,497,094 shares, respectively, and warrants to purchase 300,000 and 300,000 shares, respectively.

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

We have substantial net operating loss carryforwards for Federal and California income tax returns. These net operating loss carryforwards could be subject to limitations under Internal Revenue Code section 382, the effects of which have not been determined by the Company. We have no unrecognized income tax benefits as of January 31, 2025 and October 31, 2024 and we account for interest and penalties related to income tax matters, if any, in general and administrative expenses.

9. LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to an operating lease that, as amended, will expire on September 30, 2027, with an option to extend the lease an additional two years. The base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs. The lease, as amended, resulted in a right-of-use asset and lease liability of approximately $250,000 with a discount rate of 12%. Rent expense was approximately $16,000 and $17,000, respectively, for the three months ended January 31, 2025 and 2024.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The remaining 56-month lease term as of January 31, 2025 for the Company’s lease includes the noncancelable period of the lease and the additional two-year option period that the Company is reasonably certain to exercise. All right-of-use assets are reviewed for impairment when indications of impairment are present.

As of January 31, 2025, the annual minimum future lease payments of our operating lease liability were as follows (in thousands):

For Years Ended October 31,	Operating Leases
2025 (remaining)	$47
2026	63
2027	64
2028	66
2029	63
Total future minimum lease payments, undiscounted	303
Less: Imputed interest	73
Present value of future minimum lease payments	$230

Balance as of January 31, 2025:
Operating lease liability	$36
Operating lease liability, non-current	194
Total	$230

10. COMMITMENTS AND CONTINGENCES

Litigation Matters

Other than lawsuits related to the enforcement of our patent rights, we are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

License Commitments

As of January 31, 2025, our commitments under certain technology license agreements related to our therapeutic and vaccine development programs for the next twelve months, were approximately $150,000.

Research & Development Agreements

We have entered into certain research and development agreements with various collaboration partners and third-party vendors related to i) the manufacturing of materials necessary for the expected Phase 2 clinical trial of our breast cancer vaccine, ii) the discovery of new vaccine targets in high incidence malignancies in prostate, lung and colon and iii) the further development of our CAR-T technology. As of January 31, 2025, future payments the Company may make under these agreements, dependent upon, among other things, development of analytical methods, formulation feasibility studies, stability testing and results of manufacturing processes, may be approximately $3.7 million and such payments may be made over up to a five-year period.

11. SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on the management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in three reportable segments, each with different operating and potential revenue generating characteristics: (i) Cancer Vaccines, (ii) CAR-T Therapeutics, and (iii) Other. The following represents selected financial information for our segments for the three months ended January 31, 2025 and 2024 and as of January 31, 2025 and October 31, 2024 (in thousands):

	For the Three Months Ended January 31,
	2025	2024
Net loss:
Cancer Vaccines	$(2,018)	$(1,756)
CAR-T Therapeutics	(1,177)	(1,525)
Other	(18)	(9)
Total	$(3,213)	$(3,290)

Total operating costs and expenses	$3,386	$3,609
Less non-cash stock-based compensation	(1,055)	(1,260)
Operating costs and expenses excluding non-cash stock-based compensation	$2,331	$2,349
Operating costs and expenses excluding non-cash stock-based compensation expense:
Cancer Vaccines	$1,467	$1,213
CAR-T Therapeutics	848	1,128
Other	16	8
Total	$2,331	$2,349

	January 31, 2025	October 31, 2024
Total assets:
Cancer Vaccines	$11,863	$12,917
CAR-T Therapeutics	6,885	8,535
Other	158	139
Total	$18,906	$21,591

Operating costs and expenses excluding non-cash stock-based compensation is the measurement the chief operating decision-maker uses in managing the enterprise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

GENERAL

We discuss the description of our business in the Notes to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three months ended January 31, 2025 compared with three months ended January 31, 2024

Revenue

We had no revenue during the three-month periods ended January 31, 2025 and 2024.

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

Research and Development Expenses

During the three months ended January 31, 2025, research and development expenses related to the development of our cancer vaccines and CAR-T therapeutics consisted of approximately $975,000 and $577,000, respectively. During the three months ended January 31, 2024 research and development expenses related to the development of our cancer vaccines and CAR-T therapeutics consisted of approximately $720,000 and $629,000, respectively.

Research and development expenses increased by approximately $203,000 to approximately $1,552,000 in the three months ended January 31, 2025, from approximately $1,349,000 in the three months ended January 31, 2024. The increase in research and development expenses was primarily due to an increase in outside research and development expenses related to our breast cancer vaccine program of approximately $88,000, an increase in license fees related to our ovarian cancer CAR-T therapeutic of approximately $80,000, an increase in employee compensation and related costs, other than stock-based compensation expense, of approximately $69,000, and an increase in outside research and development expenses related to our new vaccine discovery program of approximately $56,000, offset by a decrease in employee stock-based compensation expense of approximately $59,000, and a decrease in consultant stock-based compensation expense of approximately $33,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $426,000 to approximately $1,834,000 in the three months ended January 31, 2025, from approximately $2,260,000 in the three months ended January 31, 2024. The decrease in general and administrative expenses was primarily due to a decrease in investor and public relations expense of approximately $291,000, a decrease in employee compensation and related costs, other than stock-based compensation expense, of approximately $70,000, a decrease in director stock-based compensation of approximately $67,000, and a decrease in legal and other professional fees of approximately $57,000, offset by an increase in employee stock-based compensation expense of approximately $48,000.

Interest Income

Interest income decreased by approximately $146,000 to approximately $173,000 in the three months ended January 31, 2025, from approximately $319,000 in the three months ended January 31, 2024, primarily due to a decrease in the amount of short-term investments held and a decrease in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s ownership interest in Certainty’s net loss, decreased by approximately $6,000 to approximately $29,000 in the three months ended January 31, 2025 from approximately $35,000 in the three months ended January 31, 2024, as Certainty’s net loss decreased.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of March 11, 2025, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our activities for at least the next twelve months. The Company had approximately $18,686,000 of total current assets at January 31, 2025 compared to approximately $21,362,000 at October 31, 2024 which is a reduction of approximately $2,676,000 for the three months ended January 31, 2025. Therefore, the Company believes that it has sufficient cash, cash equivalents and short-term investments to operate its business, as currently contemplated, for significantly longer than 12 months from the date of this Report. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. During the three months ended January 31, 2025, we did not issue any shares under our at-the-market equity offering. Under our at-the-market equity program, which is currently effective and may remain available for us to use in the future, as of January 31, 2025, we may sell approximately $97 million of common stock.

During the three months ended January 31, 2025, cash used in operating activities was approximately $2,904,000. Cash provided by investing activities was approximately $2,703,000, resulting from the maturities of short-term investments of approximately $15,700,000, offset by purchases of short-term investments totaling approximately $12,997,000. Cash used in financing activities was approximately $17,000, due to expenses related to maintaining our at-the-market equity offering program. As a result, our cash, cash equivalents, and short-term investments at January 31, 2025 decreased approximately $2,669,000 to approximately $17,255,000 from approximately $19,924,000 at the end of fiscal year 2024.

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

We believe that, of the significant accounting policies discussed in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, the following accounting policies require our most difficult, subjective or complex judgments:

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

There was no change in our internal control over financial reporting during the three months ended January 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Other than lawsuits related to the enforcement of our patent rights, we are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2025.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2025.
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 11, 2025.
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 11, 2025.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXA BIOSCIENCES, INC.

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman and Chief Executive Officer
March 11, 2025		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial and
March 11, 2025		Accounting Officer)

