Form 10-K
period 2025-10-31
Anixa Biosciences Inc
filed 2026-01-12
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number: 001-37492

ANIXA BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	11-2622630
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of April 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ on such date ($2.79): $85,116,394.

On January 12, 2026, the registrant had outstanding 33,376,690 shares of common stock, par value $0.01 per share, which is the registrant’s only class of common stock.

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

CERTAIN TERMS USED IN THIS REPORT

References in this Report to “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. unless otherwise indicated.

PART I

Item 1. Business

Overview

Anixa Biosciences, Inc. is a biotechnology company developing therapies and vaccines that are focused on critical unmet needs in oncology. Our therapeutics program consists of the development of liraltagene autoleucel (“lira-cel”), a chimeric endocrine receptor-T cell therapy, which is a novel form of chimeric antigen receptor-T cell (“CAR-T”) technology, initially focused on treating ovarian cancer, that is being developed at our subsidiary, Certainty Therapeutics, Inc. (“Certainty”). Our vaccine programs include (i) the development of a vaccine against breast cancer, (ii) the development of a vaccine against ovarian cancer, and (iii) a vaccine discovery program utilizing the same mechanism as our breast and ovarian cancer vaccines to develop additional cancer vaccines to address many intractable cancers, including high incidence malignancies in lung, colon and prostate.

Our subsidiary, Certainty, is developing immuno-therapy drugs against cancer. Certainty holds an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading National Cancer Institute (“NCI”) designated cancer research center, relating to Wistar’s chimeric endocrine receptor targeted therapy technology. We have initially focused on the development of a treatment for ovarian cancer, but we also may pursue applications of the technology for the development of treatments for additional solid tumors. The license agreement requires Certainty to make certain cash and equity payments to Wistar upon achievement of specific development milestones. With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty, such equity stake is subject to dilution by further funding of Certainty’s activities by the Company. Due to such Company funding, Wistar’s equity stake in Certainty was 4.1% as of October 31, 2025.

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), has begun human clinical testing of lira-cel, the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer. After receiving authorization from the U.S. Food and Drug Administration (“FDA”), we commenced enrollment of patients in a Phase 1 clinical trial and treated the first patient in August 2022. Further, in May 2023 and August 2023, we treated the second and third patients in the trial, respectively, at the same dose level as the first patient, and the treatment was well-tolerated by the patients. Between February and June 2024, we treated the three patients of the second dose cohort, where the patients were administered a three-times higher dose of cells than the patients in the first cohort. The treatment at this dose level was also well-tolerated by the patients. From November 2024 to February 2025, we treated three patients in the third dose cohort, where they were administered a ten-times higher dose of cells than the patients in the first dose cohort. Consistent with the lower dose cohorts, the treatment was well-tolerated by the patients. Subsequently, we treated the patients in the fourth dose cohort, administering a 30-times higher dose of cells than the patients in the first dose cohort, and again the treatment appears to have been well-tolerated.

While the dose levels in the first three cohorts were expected to be sub-therapeutic, multiple patients have exhibited anecdotal signs of efficacy, including possible signs of T cell infiltration and tumor necrosis. For example, many patients have survived beyond expectations, including one patient that survived over two years past initial treatment and three other patients that survived over one year past treatment. In the case of the patient that survived over two years past initial treatment, due to the encouraging results with her initial treatment, we sought single patient Investigational New Drug (“IND”) application permission from the FDA to re-dose her. This re-dosing was approved by the FDA, and we administered her second treatment in October 2024. This second treatment was well-tolerated by the patient.

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

We hold an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Cleveland Clinic Foundation (“Cleveland Clinic”) relating to certain breast cancer vaccine technology developed at Cleveland Clinic. The license agreement requires us to make certain cash payments to Cleveland Clinic upon achievement of specific development milestones. Utilizing this technology, we are working in collaboration with Cleveland Clinic to develop a method to vaccinate women against breast cancer, focused initially on triple-negative breast cancer (“TNBC”), the most lethal form of the disease. The focus of this vaccine is a specific protein, α-lactalbumin, that is only expressed during lactation in a healthy woman’s mammary tissue. This protein disappears when the woman is no longer lactating, but reappears in many forms of breast cancer, especially TNBC. Studies have shown that vaccinating against this protein prevents breast cancer in mice.

In October 2021, following the FDA’s authorization to proceed, we commenced dosing patients in a Phase 1 clinical trial of our breast cancer vaccine. This study, which has been fully funded by a U.S. Department of Defense grant to Cleveland Clinic, is a multiple-ascending dose Phase 1 trial to determine the maximum tolerated dose (“MTD”) of the vaccine in patients with early-stage, triple-negative breast cancer as well as monitor immune response. The study has been conducted at Cleveland Clinic. During the course of the Phase 1 study, participants received three vaccinations, each two weeks apart, and have been closely monitored for side effects and immune response. The first patient cohort in the study, Cohort Ia, consisted of patients who had completed treatment for early-stage, triple-negative breast cancer within the past three years and were currently tumor-free but at high risk for recurrence. Studies show that 42% of TNBC patients will have a recurrence of their cancer, with most of the recurrences occurring in the first two to three years after standard of care treatment. In January 2023, the number of participants in each dose cohort was expanded, and as of August 2023, we had completed vaccinating all patients in these expanded cohorts. Subsequently, we began vaccinating participants in additional dose cohorts at varying dose levels of the different key components of the vaccine. Further, in November 2023, we commenced vaccination of participants in the second patient cohort in the trial, Cohort Ib, that included participants who have never had cancer, but carry certain mutations in genes such as BRCA1, BRCA2 or PALB2, that indicate a greater risk of developing TNBC in the future, and had elected to have a prophylactic mastectomy. Finally, in January 2024, we commenced vaccination of participants in the third patient cohort in the trial, Cohort Ic, that includes post-operative TNBC patients that have residual disease following treatment and are currently undergoing treatment with pembrolizumab (Keytruda®). In June 2025, we completed enrollment in the Phase 1 trial and in October 2025, we completed all patient clinical visits.

On December 11, 2025, we presented the final data from the Phase 1 clinical trial of our investigational breast cancer vaccine at the San Antonio Breast Cancer Symposium. The key results presented were that i) all primary study endpoints were met, ii) protocol defined immune responses were observed in 74% of the study subjects, iii) the vaccine was safe and well-tolerated by study participants at the MTD, with adverse events primarily injection-site irritation and iv) preliminary immunohistochemistry (IHC) of the subjects’ primary tumors for alpha-lactalbumin protein revealed a range of expression from absent to strong—analysis and correlation to immune response and clinical outcomes is ongoing. Consenting participants will be followed for five years after completing the study. Combination of Keytruda and the vaccine also generated antigen-specific T cell responses and showed no major additional side effect. The data from the Phase 1 trial will inform planned Phase 2 study design, including a potential Phase 2 combination study with Keytruda in the neoadjuvant setting among newly diagnosed breast cancer patients.

The Phase 1 study evaluated safety and monitored immune response to an investigational vaccine targeting α-lactalbumin. The trial enrolled 35 participants across three cohorts: Cohort Ia (n=26), women who completed standard-of-care treatment, including surgery, for early-stage TNBC within three years and were tumor-free but at elevated risk of recurrence; Cohort Ib (n=4), cancer-free women with BRCA1, BRCA2, or PALB2 mutations who elected preventive mastectomy and were vaccinated prior to surgery; and Cohort Ic (n=5), women with TNBC receiving pembrolizumab (Keytruda) in the adjuvant (post-surgery) setting, with evaluation of safety of combination administration and immune responses. In Cohort Ia, at the MTD, the vaccine was reported as safe, with no flu-like symptoms (fever and myalgias), no abnormal clinical laboratory tests, and no other observed adverse side effects in this cohort; the primary notable adverse event was injection-site irritation. Participants demonstrated α-lactalbumin-specific T cell responses, including production of interferon gamma and interleukin-17. In Cohort Ib, safety and tolerability were similar to Cohort Ia. Immunohistochemistry analyses of resected breast tissue are ongoing and will be presented in a future scientific presentation. In Cohort Ic, a key objective was to assess whether administration of the investigational vaccine in combination with pembrolizumab could create intolerable side effects. No major adverse side effects were reported; as in other cohorts, the primary adverse event was injection-site irritation. Two participants in Cohort Ic experienced Grade 3 adverse events consisting of greater irritation at an injection site.

We hold an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by Cleveland Clinic relating to certain ovarian cancer vaccine technology. The license agreement requires us to make certain cash payments to Cleveland Clinic upon achievement of specific development milestones. This technology pertains to, among other things, the use of vaccines for the treatment or prevention of ovarian cancers which express the anti-Mullerian hormone receptor 2 protein containing an extracellular domain (“AMHR2-ED”). In healthy tissue, this protein regulates growth and development of egg-containing follicles in the ovary. While expression of AMHR2-ED naturally and markedly declines during menopause, this protein is expressed at high levels in the ovaries of postmenopausal women with ovarian cancer. Researchers at Cleveland Clinic believe that a vaccine targeting AMHR2-ED could prevent the occurrence of ovarian cancer.

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

Over the past several years, our revenue was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation. We have not generated any revenue to date from our therapeutics or vaccine programs. In addition, while we pursue our therapeutics and vaccine programs, we may also make investments in and form new companies to develop additional emerging technologies. We do not expect to begin generating revenue with respect to any of our current therapeutics or vaccine programs in the near term. We hope to achieve a profitable outcome by eventually licensing our technologies to large pharmaceutical companies that have the resources and infrastructure in place to manufacture, market and sell our technologies as therapeutics or vaccines. The eventual licensing of any of our technologies may take several years, if it is to occur at all, and may depend on positive results from human clinical trials.

CAR-T therapeutics

Certainty was formed to develop immuno-therapy drugs against cancer, and in November 2017, we entered into a license with Wistar whereby we obtained rights to certain intellectual property surrounding Wistar’s chimeric endocrine receptor targeted therapy technology.

CAR-T therapeutics have demonstrated positive results in B cell cancers, but very little progress has been made on solid tumors. Our CAR-T technology, lira-cel, is initially focused on ovarian cancer and is based on engineering killer T cells with the Follicle Stimulating Hormone (“FSH”) to target cells that express the FSH-Receptor. Data on this technology, including the animal studies showing efficacy, was published in January 2017 in the journal, Clinical Cancer Research. The FSH-Receptor has been shown to be a very exclusive protein found on a large percentage of ovarian cancer cells, but not on a significant number of non-ovarian healthy tissues in adult females.

Studies have shown that the FSH-Receptor is also expressed in endothelial cells of the vasculature of neoplasias. We anticipate performing further studies to evaluate the ability of lira-cel to disrupt the vasculature of other cancers, after we have analyzed data from clinical trials of this technology against ovarian cancer.

We have been working with researchers at Moffitt to develop lira-cel. Moffitt is one of the top cancer centers in the country with pre-clinical and clinical expertise with CAR-T technology. Moffitt has conducted many of the highest profile CAR-T trials in the world.

In August 2022, Moffitt began treating patients in a Phase 1 clinical trial of lira-cel. While the results to date have been positive, there are many uncertainties in drug development, and most drugs fail to reach commercialization. In the future, we hope to achieve a profitable outcome by eventually licensing lira-cel to a large pharmaceutical company that has the resources and infrastructure in place to manufacture, market and sell lira-cel as a cancer treatment.

The Market

We believe that lira-cel may be used as an effective treatment against multiple solid tumor types, however, we have initially focused on ovarian cancer. According to American Cancer Society statistics, in the U.S., ovarian cancer accounts for just 2% of all female cancer cases, but over 4% of cancer deaths in women due to the disease’s low survival rate. It has been estimated that in 2025, approximately 21,000 new cases of ovarian cancer would be diagnosed in the U.S. and approximately 13,000 women would die from this disease. Despite continuous advances made in the field of cancer research every year, there remains a significant unmet medical need, as the overall five-year relative survival rate for ovarian cancer patients is 51%, but ranges from 43% among Black women to 61% among Asian American/Pacific Islander women, and ranges from 92% to 31% based on whether it is first diagnosed at a local stage or a distant stage, respectively.

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

Cleveland Clinic researchers have demonstrated in animal studies that vaccination against alpha-lactalbumin completely prevented breast cancer in mice that were specifically bred to develop breast cancer. Data on this technology, including the animal studies showing efficacy, was published in July 2016 in the journal, Nature Medicine.

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

In December 2025, the final data from the recently completed Phase 1 clinical trial of our breast cancer vaccine was presented at the San Antonio Breast Cancer Symposium. While the reported results have been positive, there are many uncertainties in drug development, and most drugs fail to reach commercialization. In addition, we and our partners at Cleveland Clinic continue working with the NCI who are or will be performing pre-clinical research and development, manufacturing and IND-enabling studies to advance our ovarian cancer vaccine technology toward human clinical testing. Further, the vaccine discovery program focused on discovering vaccine targets for lung, colon and prostate cancer is in its early stages, and there can be no assurance that appropriate vaccine targets may be identified or developed.

The Breast Cancer Market

According to American Cancer Society statistics, in the U.S., breast cancer accounts for over 30% of all female cancer cases, and nearly 15% of cancer deaths in women. It has been estimated that in 2025, approximately 317,000 new cases of breast cancer would be diagnosed in the U.S. and approximately 42,000 women would die from this disease. Despite continuous advances made in the field of cancer research every year, invasive female breast cancer incidence rates have been increasing by 1% per year since the mid-2000s.

The market for prophylactic cancer vaccines is sizable—bigger in fact than the market for any type of cancer therapeutic. Cancer therapies are only administered after a patient has been diagnosed, while a prophylactic vaccine may be administered to all people who have a possibility of developing the disease.

While in the U.S., approximately 317,000 women were estimated to be diagnosed with breast cancer in 2025, there are approximately 84 million women age 40 and over—the time in life when women face an increased risk of developing breast cancer. Worldwide, the number is dramatically larger.

The Ovarian Cancer Market

According to American Cancer Society statistics, in the U.S., ovarian cancer accounts for just 2% of all female cancer cases, but over 4% of cancer deaths in women due to the disease’s low survival rate. It has been estimated that in 2025, approximately 21,000 new cases of ovarian cancer would be diagnosed in the U.S. and approximately 13,000 women would die from this disease. Despite continuous advances made in the field of cancer research every year, there remains a significant unmet medical need, as the overall five-year relative survival rate for ovarian cancer patients is 51%, but ranges from 43% among Black women to 61% among Asian American/Pacific Islander women, and ranges from 92% to 31% based on whether it is first diagnosed at a local stage or a distant stage, respectively.

The market for prophylactic cancer vaccines is sizable—bigger in fact than the market for any type of cancer therapeutic. While in the U.S., approximately 21,000 women were estimated to be diagnosed with ovarian cancer in 2024, there are approximately 42 million women age 60 and over—the time in life when women face an increased risk of developing ovarian cancer. Worldwide, the number is dramatically larger.

The Lung Cancer Market

According to American Cancer Society statistics, lung cancer accounts for 11% of all cancer cases, and 20% of cancer deaths. It is the third most common form of cancer, after breast and prostate cancers, but it accounts for more deaths than any other form of cancer. It has been estimated that in 2025, approximately 227,000 new cases of lung cancer would be diagnosed in the U.S. and approximately 125,000 people would die from this disease. Despite declining incidence and mortality rates, largely due to reductions in smoking, the 5-year relative survival rate for lung cancer is only 27%.

The Colon Cancer Market

According to American Cancer Society statistics, colon cancer, including rectal cancer, accounts for 8% of all cancer cases, and 9% of cancer deaths. It is the fourth most common form of cancer, after breast, prostate and lung cancers, but it is second only to lung cancer in terms of deaths. It has been estimated that in 2025, approximately 154,000 new cases of colon cancer would be diagnosed in the U.S. and approximately 53,000 people would die from this disease. While incidence rates have been declining, primarily due to improved screening, these reduced incidence rates have been confined to individuals 65 and older. Incidence rates have been increasing in individuals younger than 50, and have been stable for those between 50 and 64. Similar trends have been seen in mortality rates.

The Prostate Cancer Market

According to American Cancer Society statistics, prostate cancer accounts for nearly 30% of all male cancer cases, and 11% of cancer deaths in men. It has been estimated that in 2025, approximately 314,000 new cases of prostate cancer would be diagnosed in the U.S. and approximately 36,000 men would die from this disease. While overall incidence rates have been increasing by 3% per year over the last 10 years, mortality rates are relatively unchanged. The 5-year relative survival rate is nearly 100% for men diagnosed with localized- or regional-stage prostate cancer, but drops to 37% for those diagnosed with distant-stage disease.

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

Employees

As of October 31, 2025, we had four full-time employees working for our Company and subsidiaries. In addition, we work with research teams at Moffitt and Cleveland Clinic, as well as their and our subcontractors, to develop each of our projects.

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

On a cumulative basis, we have sustained substantial losses and negative cash flows from operations since our inception. As of October 31, 2025, our accumulated deficit was approximately $251,677,000, and we had approximately $15,174,000 in cash, cash equivalents and short-term investments, and working capital of approximately $13,920,000. In fiscal year 2025, we incurred losses of approximately $11,028,000 and we experienced negative cash flows from operations of approximately $7,173,000. We expect to continue incurring material research and development and general and administrative expenses in connection with our operations. As a result, we anticipate that we will incur losses in the future.

We will need additional funding in the future which may not be available on acceptable terms, or at all, and, if available, may result in dilution to our stockholders.

Based on currently available information as of January 12, 2026, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. During the year ended October 31, 2025, we raised approximately $2,378,000, net of expenses, through an at-the-market equity offering of 772,001 shares of common stock. Under our at-the-market equity program, which is currently effective and may remain available for us to use in the future, as of October 31, 2025, we may sell up to an additional $100 million of common stock. We may seek to obtain working capital during our fiscal year 2026 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which could significantly harm the business and development of operations.

We may have difficulty in raising capital and may consume resources faster than expected.

We currently do not generate any revenue from our therapeutics or vaccines nor do we generate any other recurring revenues and as of October 31, 2025, the Company had approximately $15,174,000 in cash, cash equivalents and short-term investments. Therefore, we have a limited source of cash to meet our future capital requirements, which may include the expensive process of obtaining FDA approvals for lira-cel and our cancer vaccines. We do not expect to generate significant revenues for the foreseeable future, which would leave us without resources to continue our operations and force us to resort to raising additional capital in the form of equity or debt financings, which may not be available to us. We may have difficulty raising needed capital in the near or longer term as a result of, among other factors, the very early stage of our therapeutics and vaccine businesses and our lack of revenues as well as the inherent business risks associated with an early stage, biotechnology company and present and future market conditions. Also, we may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. Our inability to raise funds could lead to decreases in the price of our common stock and the failure of our therapeutics and vaccine businesses which would have a material adverse effect on the Company.

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

We have limited human clinical data from our CAR-T ovarian cancer therapeutic and our breast cancer vaccine, and we have not initiated clinical trials for our ovarian cancer vaccine and we may not be able to commence clinical trials on the time frames we expect. Further, our vaccine research programs in high-incidence cancers of the lung, colon and prostate are in the early discovery stage, and have generated no data to date. As our pre-clinical stage product candidate has only been tested in animals and our clinical stage candidates currently have limited human data, we face significant uncertainty regarding how effective and safe they will be in human patients and the results from pre-clinical studies may not be indicative of the results of clinical trials. Pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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

We depend and will continue to depend upon independent investigators and collaborators, such as universities, medical institutions, and strategic partners such as Moffitt for lira-cel and Cleveland Clinic for our cancer vaccines to conduct our pre-clinical studies and clinical trials under agreements with us. Negotiations of budgets and contracts with study sites may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities could require us to perform additional clinical trials before approving our marketing applications. It is possible that, upon inspection, such regulatory authorities could determine that any of our clinical trials fail to comply with the cGCP regulations. In addition, our clinical trials must be conducted with biologic product produced under current good manufacturing practices, or cGMPs, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with these third parties, we cannot control whether they devote sufficient time and resources to our ongoing pre-clinical, clinical and non-clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

In particular, our Phase 1 clinical trial of lira-cel is enrolling patients with late-stage ovarian cancer who have failed conventional treatment, and are willing and able to undergo treatment at Moffitt.

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

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our planned clinical trials, which could prevent completion of the clinical trials and adversely affect our ability to advance the development of lira-cel and our breast cancer vaccine.

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

In third party clinical trials involving CAR-T cell therapies, the most prominent acute toxicities included symptoms thought to be associated with the release of cytokines, such as fever, low blood pressure and kidney dysfunction. Some patients also experienced toxicity of the central nervous system, such as confusion, cranial nerve dysfunction and speech impairment. Adverse side effects attributed to CAR-T therapies were severe and life-threatening in some patients. The life-threatening events were related to kidney dysfunction and toxicities of the central nervous system or other organ failure. Severe and life-threatening toxicities occurred primarily in the first two weeks after cell infusion and generally resolved within three weeks. In the past, several patients have also died in clinical trials by others involving CAR-T cell therapies. While we have not observed any adverse side effects in our clinical trial of lira-cel to date, as we continue dose escalation, future trial participants may experience adverse side effects.

Side effects of our breast cancer vaccine may include mild effects such as injection site pain or irritation, or more severe side effects such as fever, inflammation, organ failure or other adverse effects. In the Phase 1 clinical trial of our breast cancer vaccine, the side effects observed were limited to injection site reactions.

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

Vaccine hesitancy, misinformation about vaccine safety, and evolving positions of public health authorities on vaccines could adversely affect the development and commercial success of our cancer vaccine product candidates.

Our cancer vaccines depend on the willingness of patients, caregivers, physicians, payors and regulators to accept vaccination as a safe and effective approach to preventing or treating cancer. Public confidence in vaccines has been challenged in recent years by highly publicized debates about vaccine safety, the spread of misinformation and disinformation on traditional and social media, and increasing skepticism toward public health institutions. These trends, often described collectively as “vaccine hesitancy,” could materially and adversely impact our ability to successfully develop, obtain regulatory approval for, and commercialize our cancer vaccines.

U.S. public health authorities, including the Department of Health and Human Services (“HHS”), the FDA, and the Centers for Disease Control and Prevention (“CDC”), have consistently stated that vaccines that meet regulatory standards are safe and effective, that vaccination is one of the most important tools to prevent serious disease, and that for licensed vaccines the benefits are expected to outweigh the risks. At the same time, these authorities acknowledge that vaccines, like all medical products, can have side effects, that rare but serious adverse events may occur, and that vaccine safety is continuously monitored before and after licensure. Regulatory agencies may update product labeling, add warnings or contraindications, restrict indications or age groups, or modify recommended dosing schedules as new data emerge. Any such actions with respect to vaccines generally, or to products that use similar technologies or delivery platforms to ours, even if not directly related to our product candidates, could negatively affect public perception of vaccine safety and reduce willingness to receive our cancer vaccines.

Negative publicity about vaccine safety, whether accurate or inaccurate, could also reduce enrollment and retention in our clinical trials, particularly if patients or investigators are reluctant to participate in studies labeled as “vaccine” trials, or if competing cancer therapies are perceived as safer or more familiar. Even if our cancer vaccines demonstrate an acceptable safety profile in clinical trials and receive regulatory approval, vaccine hesitancy could limit physician prescribing, patient acceptance, and payor coverage. This risk may be heightened if our products are used in earlier-stage disease, in adjuvant or prophylactic settings, or in combination with other therapies, where both patients and clinicians may have lower tolerance for perceived safety concerns relative to expected benefit.

Furthermore, evolving recommendations, public statements, or guidance from HHS, FDA, CDC, or other health authorities regarding vaccine safety, benefit-risk assessment, or target populations may lead to changes in standard-of-care vaccination practices, reimbursement policies, or clinical trial design expectations that are difficult to anticipate. If public health authorities adopt more conservative positions toward vaccines or certain vaccine technologies, impose more stringent evidentiary requirements, or prioritize alternative modalities for cancer prevention or treatment, our development strategy could become less attractive or more costly to pursue. Any of the foregoing could materially and adversely affect our ability to obtain and maintain regulatory approvals for our cancer vaccine candidates, the size of the addressable market for our products, and, ultimately, our business, financial condition, and results of operations.

Clinical trials are expensive, time consuming and difficult to design and implement.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because lira-cel is based on relatively new technology and engineered on a patient-by-patient basis, we expect that it will have substantial manufacturing and processing costs. In addition, costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from therapies such as our current and future product candidates can be significant. Accordingly, our clinical trial costs are likely to be significantly higher than for more conventional therapeutic technologies or drug products. In addition, our proposed personalized product candidates involve several complex and costly manufacturing and processing steps, the costs of which will be borne by us.

In future clinical trials of our breast cancer vaccine we will need to determine efficacy of the breast cancer vaccine as a cancer prevention which will be a considerably more complex clinical trial and will have significantly greater costs than a trial designed to assess therapeutic effect.

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

In the future, we may issue securities to raise cash for operations, to pay down then existing indebtedness, as consideration for the acquisition of assets, as consideration for receipt of goods or services, to pay for the development of lira-cel, to pay for the development of our cancer vaccines and for acquisitions of companies. We have an at-the-market equity offering under which, as of January 12, 2026 we may issue up to approximately $98.6 million of common stock, which is currently effective, and which may remain available to us in the future. We also have, and in the future may, issue securities convertible into our common stock. Any of these events may dilute stockholders’ ownership interests in our company and have an adverse impact on the price of our common stock.

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

Our reported revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future, specifically as we continue to devote our resources towards our CAR-T cancer therapeutics and our cancer vaccines. It is possible that in future periods, we will have no revenue or, in any event, revenues could fall below or expenses could rise above the expectations of securities analysts or investors, which could cause the market price of our common stock to decline. The following are among the factors that could cause our operating results to fluctuate significantly from period to period:

●	patient enrollment rates for our clinical trials;
●	delays with respect to our clinical trials;
●	clinical trial results relating to lira-cel;
●	clinical trial results relating to our breast cancer vaccine;
●	results of pre-clinical studies relating to our ovarian cancer vaccine;
●	results of our new vaccine discovery efforts;
●	progress with regulatory authorities towards the certification/approval of lira-cell, our breast cancer vaccine or our ovarian cancer vaccine; and
●	costs related to acquisitions, alliances and licenses.

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

The stock market has experienced significant price and volume fluctuations, and the market prices of biotechnology companies have been highly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

●	announcements of developments in the fields of CAR-T therapeutics or cancer vaccines;
●	developments in relationships with third party vendors and laboratories;
●	developments or disputes concerning our patents and other intellectual property;
●	our or our competitors’ technological innovations;
●	announcements of our or our competitors’ clinical trial results;
●	variations in our quarterly operating results;
●	our failure to meet or exceed securities analysts’ expectations of our financial results;
●	a change in financial estimates or securities analysts’ recommendations;
●	changes in management’s or securities analysts’ estimates of our financial performance;
●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents; and
●	the timing of or our failure to complete significant transactions.

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

As of the date of this Report, we have issued and outstanding options to purchase 13,897,094 shares of our common stock with a weighted average exercise price of $3.53. Further, as of the date of this Report, our Board of Directors and Compensation Committee have the authority to issue awards totaling an additional 1,295,000 shares of our common stock which is replenished on a yearly basis in accordance with the provisions of our plan. Additionally, we have registered for resale all of the shares of common stock issuable under our incentive plans. Because the market for our common stock is thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common stock. Furthermore, the mere existence of a significant number of shares of common stock issuable upon vesting and, if applicable, exercise of these securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Overview

Our IT and related systems are critical to the efficient operation of our business and essential to our ability to perform day-to-day processes. We face persistent security threats, including threats to our IT infrastructure and unlawful attempts to gain access to our confidential or otherwise proprietary information, or that of our employees, via phishing/malware campaigns and other cyberattack methods.

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

Strategy

Our Security Culture

We protect our information assets and manage risk by promoting a culture that communicates security risks, designs secure IT systems and operates according to approved processes to reduce the likelihood and impact of security incidents. We achieve this objective by:

●	designing, implementing and maintaining solutions with appropriate security controls;
●	sustaining solutions with required patching and vulnerability remediation;
●	creating and executing controls in support of policy as well as regulatory compliance;
●	ensuring that our policies, processes, practices and technologies proactively protect, shield, defend and remediate cyber threats; and
●	delivering quality communications and training to stakeholders on cyber awareness and computing hygiene.

We believe that the conduct of our employees is critical to the success of our information security. We keep our employees apprised of threats, risks and the part that they play in protecting both themselves and the Company.

We assess our service providers prior to allowing our information to be processed, stored or transmitted by third parties, and we include standardized contractual requirements in each contract where appropriate. We validate our service providers’ security via open-source intelligence and, where appropriate, SOC 1 Type II reports on financially significant third-party service providers. Our process also includes regular monitoring of risk related to third parties on a periodic basis or when services or product purchases expand beyond their original scope or intended use.

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

Holders

As of January 9, 2026, the approximate number of record holders of our common stock was 280 and the closing price of our common stock was $3.38 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The following is information as of October 31, 2025 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our 2010 Share Incentive Plan and our 2018 Share Incentive Plan. See Note 4 to our Consolidated Financial Statements for more information on these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders (1)	786,283	$2.73	-
Equity compensation plans approved by security holders (2)	12,411,094	$3.60	721,642

(1)	On July 14, 2010, the Board adopted the 2010 Share Incentive Plan. Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates were eligible to participate in the 2010 Share Incentive Plan. The 2010 Share Incentive Plan provided for the grant of stock options, stock appreciation rights, stock awards, performance awards and stock units. The 2010 Share Incentive Plan terminated with respect to additional grants on July 14, 2020.

(2)	The 2018 Share Incentive Plan was adopted by the Board on January 25, 2018 and approved by our shareholders on March 29, 2018. Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates are eligible to participate in the 2018 Share Incentive Plan. The 2018 Share Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units (the “2018 Benefits”). The maximum number of shares of common stock available for issuance under the 2018 Share Incentive Plan was initially 5,000,000 shares. Additionally, commencing on the first business day in January 2019 and on the first business day of each calendar year thereafter, the maximum aggregate number of shares available for issuance shall be replenished such that, as of such first business day, the maximum aggregate number of shares available for issuance shall be 2,000,000 shares. The 2018 Share Incentive Plan is administered by the Compensation Committee, which determines the option price, term and provisions of the 2018 Benefits. The 2018 Share Incentive Plan terminates with respect to additional grants on March 28, 2028. The Board may amend, suspend or terminate the 2018 Share Incentive Plan at any time, subject in certain respects to obtaining shareholder approval.

Dividend Policy

No cash dividends have been paid on our common stock since our inception. We have no present intention to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company did not issue any unregistered securities during the three months ended October 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

In reviewing Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should refer to our Consolidated Financial Statements and the notes related thereto.

Results of Operations

Fiscal Year ended October 31, 2025 compared with Fiscal Year ended October 31, 2024

Revenue

We did not have any revenue in fiscal years 2025 and 2024. Over the past several years, our revenue, if any, was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation. As part of our legacy operations, the Company remains engaged in limited patent licensing activities in the area of encrypted audio/video conference calling. We do not expect these activities to be a significant part of the Company’s ongoing operations, nor do we expect these activities to require material financial resources or attention of senior management.

We have not generated any revenue to date from our therapeutics or vaccine programs. In addition, while we pursue our therapeutics and vaccine programs, we may also make investments in and form new companies to develop additional emerging technologies. We do not expect to begin generating revenue with respect to any of our current therapy or vaccine programs in the near term. Our plan is to achieve a profitable outcome by eventually licensing our technologies to large pharmaceutical companies that have the resources and infrastructure in place to manufacture, market and sell our technologies as therapeutics or vaccines. The eventual licensing of any of our technologies may take several years, if it is to occur at all, and may depend on positive results from human clinical trials.

Research and Development Expenses

Our research and development expenses are related to the development of our cancer vaccines and CAR-T therapeutics programs and in fiscal year 2025, the expenses incurred consisted of approximately $3,121,000 and $1,950,000 for cancer vaccines and CAR-T therapeutics, respectively. In fiscal year 2024, research and development expenses for our cancer vaccines and CAR-T therapeutics were approximately $3,748,000 and $2,648,000, respectively.

Research and development expenses decreased by approximately $1,325,000 to approximately $5,071,000 in fiscal year 2025, from approximately $6,396,000 in fiscal year 2024. The decrease in research and development expenses was primarily due to a decrease in research and development expenses related to our breast cancer vaccine development program as a result of fluctuations in the timing of certain materials manufacturing activities of approximately $674,000, a decrease in research and development expenses related to our CAR-T development program as a result of fluctuations in the timing of certain materials manufacturing activities of approximately $406,000, a decrease in employee stock option expense as a result of decreases in the calculated fair market value of stock options granted during the year and allocations of headcount to research and development activities of approximately $274,000, and a decrease in employee compensation expense other than stock-based compensation as a result of changes in allocations of headcount to research and development activities of approximately $61,000, offset by an increase in research and development expenses related to our new vaccine discovery program due to a full year of activity compared to the prior year of approximately $113,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $805,000 to approximately $6,630,000 in fiscal year 2025, from approximately $7,435,000 in fiscal year 2024. The decrease in general and administrative expenses was principally due to a decrease in investor and public relations firm expenses as a result of changes in firms used during the year of approximately $454,000, a decrease in director stock option compensation expense as a result of decreases in the calculated fair market value of stock options granted during the year of approximately $359,000, a decrease in stock compensation for investor and public relations firms as a result of changes in firms used during the year of approximately $219,000, a decrease in employee stock option compensation expense as a result of decreases in the calculated fair market value of stock options granted during the year of approximately $106,000, and a decrease in employee compensation expense other than stock-based compensation as a result of changes in allocations of headcount between research and development and general and administrative activities as well as changes in employee compensation of approximately $54,000, offset by an increase in expenses related to a change in clinical materials manufacturing vendors of approximately $244,000, an increase in shareholder relations expenses of approximately $74,000, and an increase in patent prosecution expenses of approximately $73,000.

Interest Income

Interest income decreased to approximately $673,000 in fiscal year 2025 compared to approximately $1,133,000 in fiscal year 2024, due to a decrease in the amount of short-term investments held and a decrease in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s ownership interest in Certainty’s net loss, decreased by approximately $43,000 to approximately $101,000 in fiscal year 2025, from approximately $144,000 in fiscal year 2024, as Certainty’s net loss decreased.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of January 12, 2026, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. During the year ended October 31, 2025, we raised approximately $2,378,000, net of expenses, through an at-the-market equity offering of 772,001 shares of common stock. Under our at-the-market equity program, which is currently effective and may remain available for us to use in the future, as of October 31, 2025, we may sell up to $100 million of common stock. We may seek to obtain working capital during our fiscal year 2026 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which could significantly harm the business and development of operations.

During the fiscal year ended October 31, 2025, cash used in operating activities was approximately $7,173,000. Cash provided by investing activities was approximately $4,866,000, resulting from the proceeds on maturities of short-term investments of approximately $49,226,000, which was offset by the purchase of short-term investments of approximately $44,360,000. Cash provided by financing activities was approximately $2,280,000, resulting from the sale of 772,001 shares of common stock in an at-the-market equity offering of approximately $2,378,000 net of expenses and proceeds from the sale of common stock pursuant to an employee stock purchase plan of approximately $7,000, offset by net costs from the exercise of stock options of approximately $105,000. As a result, our cash, cash equivalents, and short-term investments at October 31, 2025 decreased approximately $4,750,000 to approximately $15,174,000 from approximately $19,924,000 at the end of fiscal year 2024.

We have expected future cash obligations related to the lease of our offices through 2029, inclusive of extension periods, estimated at approximately $256,000.

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

For restricted stock awards granted to employees and directors that vest at date of grant, we recognize expense based on the grant date market price of the underlying common stock. For restricted stock awards vesting upon achievement of a price target of our common stock, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest).

The Black-Scholes pricing model and the Monte Carlo Simulation we use to estimate fair value requires valuation assumptions of expected term, expected volatility, risk-free interest rates and expected dividend yield. The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. For employees, we use the simplified method, which is a weighted average of the vesting term and contractual term, to determine expected term. The simplified method was adopted since we do not believe that we have sufficient historical exercise data on which to base our own estimate. For consultants, we use the contract term for expected term. Under the Black-Scholes pricing model, we estimated the expected volatility of our shares of common stock based upon the historical volatility of our share price over a period of time equal to the expected term of the grants. We estimated the risk-free interest rate based on the implied yield available on the applicable grant date of a U.S. Treasury note with a term equal to the expected term of the underlying grants. We made the dividend yield assumption based on our history of not paying dividends and our expectation not to pay dividends in the future.

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

Item 8. Financial Statements and Supplementary Data

See accompanying “Index to Consolidated Financial Statements.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2025.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of October 31, 2025. In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption of the Commission that permits smaller reporting companies and non-accelerated filers, such as the Company, to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2025 has not been audited by our independent registered public accounting firm, Haskell & White LLP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders scheduled for March 10, 2026 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2025, and will be incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders scheduled for March 10, 2026 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2025, and will be incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders scheduled for March 10, 2026 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2025, and will be incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders scheduled for March 10, 2026 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2025, and will be incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders scheduled for March 10, 2026 which such Proxy Statement will be filed with the SEC within 120 days of October 31, 2025, and will be incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)(2) Financial Statement Schedules

See accompanying “Index to Consolidated Financial Statements.”

(b)	Exhibits

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and Form S-3, dated February 11, 2014.)
3.2	Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.2 to our Form 10-K for the fiscal year ended October 31, 2013.)
3.3	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated September 4, 2014.)
3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated September 10, 2014.)
3.5	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated June 25, 2015.)
3.6	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended April 30, 2018.)
3.7	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated October 1, 2018.)
3.8	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated August 13, 2020.)
3.9	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.8 to our Form 10-K for the fiscal year ended October 31, 2019.)
3.10	Amendment to the Amended and Restated Bylaws of the Company. (Incorporated by reference to our Form 8-K, dated April 2, 2021.)
4.1	Form of Underwriter Warrants. (Incorporated by reference to Exhibit 4.1 to our Form 8-K, dated March 24, 2021.)
4.2	Description of the Company’s Securities Registered under Section 12 of the Exchange Act (Incorporated by reference to the description of our common stock contained in our Current Report on Form 8-K filed on March 31, 2014.)
10.1	2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 20, 2010.)
10.2	Amendment No. 1 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 7, 2011.)

10.3	Amendment No. 2 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 5, 2012.)
10.4	Amendment No. 3 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended January 31, 2014.)
10.5	2018 Share Incentive Plan. (Incorporated by reference to Exhibit 4.13 to our Form S-8 dated October 1, 2018.)
10.6	License Agreement, dated November 13, 2017, between Certainty Therapeutics, Inc. and The Wistar Institute of Anatomy and Biology. (Incorporated by reference to Exhibit 10.14 to our Form 10-K, dated January 10, 2018.) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)
10.7	Amendment to License Agreement between Certainty Therapeutics, Inc. and The Wistar Institute of Anatomy and Biology. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended January 31, 2021.) (Certain information has been redacted in the marked portions of the exhibit.)
10.8	Amended and Restated Master Collaboration Agreement, dated November 1, 2021, between Certainty Therapeutics, Inc. and H. Lee Moffitt Cancer Center and Research Institute, Inc. (Incorporated by reference to Exhibit 10.8 to our Form 10-K for the fiscal year ended October 31, 2021.)
10.9	Exclusive License Agreement, dated July 8, 2019, between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended July 31, 2019.) (Certain information has been redacted in the marked portions of the exhibit.)
10.10	Amendment to Exclusive License Agreement between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.10 to our Form 10-K, for the fiscal year ended October 31, 2023.)
10.11	Exclusive License Agreement, dated October 20, 2020, between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.14 to our Form 10-K, for the fiscal year ended October 31, 2020.) (Certain information has been redacted in the marked portions of the exhibit.)
10.12	Amendment No. 1 to Exclusive License Agreement between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended July 31, 2022.) (Certain information has been redacted in the marked portions of the exhibit.)
10.13	Joint Development and Option Agreement, dated May 3, 2024, between the Company and The Cleveland Clinic Foundation. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended April 30, 2024.) (Certain information has been redacted in the marked portions of the exhibit.)
10.14	Form of Controlled Equity OfferingSM Sales Agreement (Incorporated by reference to Exhibit 10.1 to our Form S-3 dated September 9, 2022.)
14	Code of Conduct (Incorporated by reference to Exhibit 14 to our Form 10-K, for the fiscal year ended October 31, 2024.)
19	Insider Trading Policy (Incorporated by reference to Exhibit 19 to our Form 10-K, for the fiscal year ended October 31, 2023.)
21	Subsidiaries of Anixa Biosciences, Inc. (Incorporated by reference to Exhibit 21 to our Form 10-K, for the fiscal year ended October 31, 2020.)
23.1	Consent of Haskell & White LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 12, 2026. (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 12, 2026. (Filed herewith.)
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 12, 2026. (Filed herewith.)
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 12, 2026. (Filed herewith.)
99.1	Clawback Policy (Incorporated by reference to Exhibit 99.1 to our Form 10-K, for the fiscal year ended October 31, 2023.)

Item 16. Form 10-K Summary

The Company has elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anixa Biosciences, Inc.

	By:	/s/ Amit Kumar
Dr. Amit Kumar
Chairman of the Board and
January 12, 2026		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Amit Kumar
Dr. Amit Kumar
Chairman of the Board and
Chief Executive Officer
January 12, 2026		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
President, Chief Operating Officer and
Chief Financial Officer
January 12, 2026		(Principal Financial and Accounting Officer)

	By:	/s/ Lewis H. Titterton, Jr.
Lewis H. Titterton, Jr.
January 12, 2026		Director

	By:	/s/ Arnold Baskies
Dr. Arnold Baskies
January 12, 2026		Director

	By:	/s/ Emily Gottschalk
Emily Gottschalk
January 12, 2026		Director

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2025

Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Anixa Biosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Anixa Biosciences, Inc. (the “Company”) as of October 31, 2025 and 2024, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended October 31, 2025, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended October 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2013.

Irvine, California

January 12, 2026

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	October 31,	October 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,244	$1,271
Short–term investments	13,930	18,653
Receivables	-	173
Prepaid expenses and other current assets	713	1,265
Total current assets	15,887	21,362

Operating lease right-of-use asset	193	229

Total assets	$16,080	$21,591

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$165	$525
Accrued expenses	1,761	1,946
Operating lease liability	41	29
Total current liabilities	1,967	2,500

Operating lease liability, non-current	163	203
Total liabilities	2,130	2,703

Commitments and contingencies (Note 6)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 33,013,829 and 32,196,862 shares issued and outstanding as of October 31, 2025 and 2024, respectively	330	322
Additional paid-in capital	266,508	260,432
Accumulated deficit	(251,677)	(240,750)
Treasury stock, 2,000 shares at cost as of October 31, 2024	-	(6)
Total shareholders’ equity	15,161	19,998
Noncontrolling interest (Note 2)	(1,211)	(1,110)
Total equity	13,950	18,888

Total liabilities and equity	$16,080	$21,591

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended October 31,
	2025	2024

Revenue	$-	$-

Operating costs and expenses:
Research and development expenses (including non-cash stock-based compensation expenses of $1,560 and $1,859, respectively)	5,071	6,396
General and administrative expenses (including non-cash stock-based compensation expenses of $2,250 and $2,923, respectively)	6,630	7,435

Total operating costs and expenses	11,701	13,831

Loss from operations	(11,701)	(13,831)

Interest income	673	1,133

Net loss	(11,028)	(12,698)

Less: Net loss attributable to noncontrolling interest	(101)	(144)

Net loss attributable to common shareholders	$(10,927)	$(12,554)

Net loss per share:
Basic and diluted	$(0.34)	$(0.39)

Weighted average common shares outstanding:
Basic and diluted	32,454	31,898

The accompanying notes are an integral part of these statements.

F-4

 \

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2025 AND 2024

(in thousands, except share data)

	Common Stock		Additional			Total	Non-
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Shareholders’ Equity	controlling Interest	Total Equity

BALANCE, October 31, 2023	31,145,219	$311	$252,222	$(228,196)	$-	$24,337	$(966)	$23,371

Stock option compensation to employees and directors	-	-	4,420	-	-	4,420	-	4,420
Stock options issued to consultants	-	-	125	-	-	125	-	125
Common stock issued upon exercise of stock options	173,031	2	454	-	-	456	-	456
Common stock issued to consultants	89,336	1	254	-	-	255	-	255
Common stock issued in an at-the-market offering, net of offering expenses of $168	785,290	8	2,947	-	-	2,955	-	2,955
Common stock issued pursuant to employee stock purchase plan	3,986	-	10	-	-	10	-	10
Purchase of treasury stock	-	-	-	-	(6)	(6)	-	(6)
Net loss	-	-	-	(12,554)	-	(12,554)	(144)	(12,698)

BALANCE, October 31, 2024	32,196,862	$322	$260,432	$(240,750)	$(6)	$19,998	$(1,110)	$18,888

Stock option compensation to employees and directors	-	-	3,681	-	-	3,681	-	3,681
Stock options issued to consultants	-	-	129	-	-	129	-	129
Common stock issued upon exercise of stock options	43,930	-	(105)	-	-	(105)	-	(105)
Common stock issued in an at-the-market offering, net of offering expenses of $183	772,001	8	2,370	-	-	2,378	-	2,378
Common stock issued pursuant to employee stock purchase plan	3,036	-	7	-	-	7	-	7
Cancelation of treasury shares	(2,000)	-	(6)	-	6	-	-	-
Net loss	-	-	-	(10,927)	-	(10,927)	(101)	(11,028)
BALANCE, October 31, 2025	33,013,829	$330	$266,508	$(251,677)	$-	$15,161	$(1,211)	$13,950

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended October 31,
	2025	2024
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(11,028)	$(12,698)
Stock option compensation to employees and directors	3,681	4,420
Stock options issued to consultants	129	125
Common stock issued to consultants	-	255
Amortization of operating lease right-of-use asset	36	37
Amortization of discount on held-to-maturity securities	(143)	-
Change in operating assets and liabilities:
Receivables	173	97
Prepaid expenses and other current assets	552	(23)
Accounts payable	(360)	319
Accrued expenses	(185)	176
Operating lease liability	(28)	(43)
Net cash used in operating activities	(7,173)	(7,335)

Cash flows from investing activities:
Disbursements to acquire short-term investments	(44,360)	(63,770)
Proceeds from maturities of short-term investments	49,226	68,046
Net cash provided by investing activities	4,866	4,276

Cash flows from financing activities:
Proceeds from sale of common stock in an at-the-market offering, net of offering expenses of $183 and $168, for the years ended October 31, 2025 and 2024, respectively	2,378	2,955
Proceeds from sale of common stock pursuant to employee stock purchase plan	7	10
Net (costs) proceeds from exercise of stock options	(105)	456
Disbursements for purchases of treasury stock	-	(6)
Net cash provided by financing activities	2,280	3,415

Net (decrease) increase in cash and cash equivalents	(27)	356
Cash and cash equivalents at beginning of year	1,271	915
Cash and cash equivalents at end of year	$1,244	$1,271

Supplemental cash flow information:
Cash proceeds from interest income	$686	$1,230

Supplemental disclosure of non-cash investing activity:
Modification to operating lease right-of-use asset	$-	$(100)

Supplemental disclosure of non-cash financing activity:
Modification to operating lease liability	$-	$100

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. and its consolidated subsidiaries.

Anixa Biosciences, Inc. is a biotechnology company developing therapies and vaccines that are focused on critical unmet needs in oncology. Our therapeutics program consists of the development of liraltagene autoleucel (“lira-cel”), a chimeric endocrine receptor-T cell therapy, which is a novel form of chimeric antigen receptor-T cell (“CAR-T”) technology, initially focused on treating ovarian cancer, that is being developed at our subsidiary, Certainty Therapeutics, Inc. (“Certainty”). Our vaccine programs include (i) the development of a vaccine against breast cancer, (ii) the development of a vaccine against ovarian cancer, and (iii) a vaccine discovery program utilizing the same mechanism as our breast and ovarian cancer vaccines to develop additional cancer vaccines to address many intractable cancers, including high incidence malignancies in lung, colon and prostate.

Our subsidiary, Certainty, is developing immuno-therapy drugs against cancer. Certainty holds an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading National Cancer Institute (“NCI”) designated cancer research center, relating to Wistar’s chimeric endocrine receptor targeted therapy technology. We have initially focused on the development of a treatment for ovarian cancer, but we also may pursue applications of the technology for the development of treatments for additional solid tumors. The license agreement requires Certainty to make certain cash and equity payments to Wistar upon achievement of specific development milestones. With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty, such equity stake is subject to dilution by further funding of Certainty’s activities by the Company. Due to such Company funding, Wistar’s equity stake in Certainty was 4.1% as of October 31, 2025.

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), has begun human clinical testing of lira-cel, the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer. After receiving authorization from the U.S. Food and Drug Administration (“FDA”), we commenced enrollment of patients in a Phase 1 clinical trial and treated the first patient in August 2022. Further, in May 2023 and August 2023, we treated the second and third patients in the trial, respectively, at the same dose level as the first patient, and the treatment was well-tolerated by the patients. Between February and June 2024, we treated the three patients of the second dose cohort, where the patients were administered a three-times higher dose of cells than the patients in the first cohort. The treatment at this dose level was also well-tolerated by the patients. From November 2024 to February 2025, we treated three patients in the third dose cohort, where they were administered a ten-times higher dose of cells than the patients in the first dose cohort. Consistent with the lower dose cohorts, the treatment was well-tolerated by the patients. Subsequently, we treated the patients in the fourth dose cohort, administering a 30-times higher dose of cells than the patients in the first dose cohort, and again the treatment appears to have been well-tolerated.

While the dose levels in the first three cohorts were expected to be sub-therapeutic, multiple patients have exhibited anecdotal signs of efficacy, including possible signs of T cell infiltration and tumor necrosis. For example, many patients have survived beyond expectations, including one patient that survived over two years past initial treatment and three other patients that survived over one year past treatment. In the case of the patient that survived over two years past initial treatment, due to the encouraging results with her initial treatment, we sought single patient Investigational New Drug (“IND”) application permission from the FDA to re-dose her. This re-dosing was approved by the FDA, and we administered her second treatment in October 2024. This second treatment was well-tolerated by the patient.

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

We hold an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Cleveland Clinic Foundation (“Cleveland Clinic”) relating to certain breast cancer vaccine technology developed at Cleveland Clinic. The license agreement requires us to make certain cash payments to Cleveland Clinic upon achievement of specific development milestones. Utilizing this technology, we are working in collaboration with Cleveland Clinic to develop a method to vaccinate women against breast cancer, focused initially on triple-negative breast cancer (“TNBC”), the most lethal form of the disease. The focus of this vaccine is a specific protein, α-lactalbumin, that is only expressed during lactation in a healthy woman’s mammary tissue. This protein disappears when the woman is no longer lactating, but reappears in many forms of breast cancer, especially TNBC. Studies have shown that vaccinating against this protein prevents breast cancer in mice.

In October 2021, following the FDA’s authorization to proceed, we commenced dosing patients in a Phase 1 clinical trial of our breast cancer vaccine. This study, which has been fully funded by a U.S. Department of Defense grant to Cleveland Clinic, is a multiple-ascending dose Phase 1 trial to determine the maximum tolerated dose (“MTD”) of the vaccine in patients with early-stage, triple-negative breast cancer as well as monitor immune response. The study has been conducted at Cleveland Clinic. During the course of the Phase 1 study, participants received three vaccinations, each two weeks apart, and have been closely monitored for side effects and immune response. The first segment of the study, Phase 1a, consisted of approximately 24 patients who had completed treatment for early-stage, triple-negative breast cancer within the past three years and were currently tumor-free but at high risk for recurrence. Studies show that 42% of TNBC patients will have a recurrence of their cancer, with most of the recurrences occurring in the first two to three years after standard of care treatment. In January 2023, the number of participants in each dose cohort was expanded, and as of August 2023, we had completed vaccinating all patients in these expanded cohorts. Subsequently, we began vaccinating participants in additional dose cohorts at varying dose levels of the different key components of the vaccine. Further, in November 2023, we commenced vaccination of participants in the second segment of the trial, Phase 1b, that included participants who have never had cancer, but carry certain mutations in genes such as BRCA1, BRCA2 or PALB2, that indicate a greater risk of developing TNBC in the future, and had elected to have a prophylactic mastectomy. Finally, in January 2024, we commenced vaccination of participants in the third segment of the trial, Phase 1c, that includes post-operative TNBC patients that have residual disease following treatment and are currently undergoing treatment with pembrolizumab (Keytruda®). In June 2025, we completed enrollment in the Phase 1 trial and in October 2025, we completed all patient clinical visits. In December 2025, we presented the final data from the Phase 1 trial at the San Antonio Breast Cancer Symposium. The key results presented were that i) all primary study endpoints were met, ii) protocol defined immune responses were observed in 74% of the study subjects, iii) the vaccine was safe and well-tolerated by study participants at the maximum tolerated dose, and iv) immunohistochemistry (IHC) of the subjects’ primary tumors for alpha-lactalbumin protein revealed a range of expression from absent to strong—analysis and correlation to immune response and clinical outcomes is ongoing. The Phase 1 findings are promising, and we are preparing to initiate a Phase 2 clinical trial in the neo-adjuvant setting (pre-surgery) to determine possible therapeutic effect of the vaccine. The Phase 2 trial will commence following FDA consultations, protocol development, manufacturing and clinical site selection.

We hold an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by Cleveland Clinic relating to certain ovarian cancer vaccine technology. The license agreement requires us to make certain cash payments to Cleveland Clinic upon achievement of specific development milestones. This technology pertains to, among other things, the use of vaccines for the treatment or prevention of ovarian cancers which express the anti-Mullerian hormone receptor 2 protein containing an extracellular domain (“AMHR2-ED”). In healthy tissue, this protein regulates growth and development of egg-containing follicles in the ovary. While expression of AMHR2-ED naturally and markedly declines during menopause, this protein is expressed at high levels in the ovaries of postmenopausal women with ovarian cancer. Researchers at Cleveland Clinic believe that a vaccine targeting AMHR2-ED could prevent the occurrence of ovarian cancer.

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

Over the past several years, our revenue was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation. We have not generated any revenue to date from our therapeutics or vaccine programs. In addition, while we pursue our therapeutics and vaccine programs, we may also make investments in and form new companies to develop additional emerging technologies. We do not expect to begin generating revenue with respect to any of our current therapeutics or vaccine programs in the near term. We hope to achieve a profitable outcome by eventually licensing our technologies to large pharmaceutical companies that have the resources and infrastructure in place to manufacture, market and sell our technologies as therapeutics or vaccines. The eventual licensing of any of our technologies may take several years, if it is to occur at all, and may depend on positive results from human clinical trials.

Funding and Management’s Plans

Based on currently available information as of January 12, 2026, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for at least the next twelve months. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. During the year ended October 31, 2025, we raised approximately $2,378,000, net of expenses, through an at-the-market equity offering of 772,001 shares of common stock. Under our at-the-market equity program, which is currently effective and may remain available for us to use in the future, as of October 31, 2025, we may sell up to an additional $100 million of common stock. We may seek to obtain working capital during our fiscal year 2026 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which could significantly harm the business and development of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Anixa Biosciences, Inc. and its wholly and majority owned subsidiaries. All intercompany transactions have been eliminated.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity. The following table sets forth the changes in noncontrolling interest for the two years ended October 31, 2025 (in thousands):

Balance October 31, 2023	$(966)
Net loss attributable to noncontrolling interest	(144)
Balance October 31, 2024	(1,110)
Net loss attributable to noncontrolling interest	(101)
Balance October 31, 2025	$(1,211)

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

Cost of Revenues

Cost of revenues includes the costs and expenses incurred in connection with our patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external counsel, other patent-related legal expenses paid to external counsel, licensing and enforcement related research and consulting and other expenses paid to third parties. These costs are included under the caption “Operating costs and expenses” in the accompanying consolidated statements of operations.

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

The following table presents the hierarchy for our financial assets measured at fair value as of October 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$1,197	$-	$-	$1,197
Bitcoin exchange traded funds:
Short term investments	-	11	-	11
U.S. treasury bills:
Short term investments	-	13,887	-	13,887
Total financial assets	$1,197	$13,898	$-	$15,095

The following table presents the hierarchy for our financial assets measured at fair value as of October 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$1,170	$-	$-	$1,170
U.S. treasury bills:
Short term investments	-	18,792	-	18,792
Total financial assets	$1,170	$18,792	$-	$19,962

As noted above, the Company classifies its investments in U.S. treasury bills as short-term investments that are held-to-maturity, and accordingly, are presented on the accompanying consolidated balance sheets at amortized cost.

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

Short-term Investments

At October 31, 2025 and 2024, we held United States treasury bills with maturities greater than 90 days and less than 12 months when acquired with amortized costs of approximately $13,930,000 and $18,653,000, respectively, that were classified as short-term investments. Furthermore, at October 31, 2025, we held Bitcoin Assets with fair value of approximately $11,000 that were classified as short-term investments.

Income Taxes

We recognize deferred tax assets and liabilities for the estimated future tax effects of events that have been recognized in our financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We have provided a full valuation allowance against out deferred tax asset due to our historical pre-tax losses and the uncertainty regarding the realizability of these deferred tax assets.

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

We recorded stock-based compensation expense, related to service-based stock options granted to employees and directors, of approximately $3,681,000 and $4,420,000, during the years ended October 31, 2025 and 2024, respectively. Included in stock-based compensation cost for service-based options granted to employees and directors during the years ended October 31, 2025 and 2024 was approximately $3,023,000 and $3,187,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but not yet vested. As of October 31, 2025, there was unrecognized compensation cost related to non-vested service-based stock options granted to employees and directors of approximately $3,166,000, which will be recognized over a weighted-average period of 1.6 years.

We recorded consulting expense, related to service-based stock options granted to consultants, during the years ended October 31, 2025 and 2024 of approximately $129,000 and $125,000, respectively. Included in stock-based consulting expense for the years ended October 31, 2025 and 2024 was approximately $94,000 and $120,000, respectively, related to compensation cost for stock options granted in prior periods but not yet vested. As of October 31, 2025, there was unrecognized consulting expense related to non-vested service-based stock options granted to consultants of approximately $108,000, which will be recognized over a weighted-average period of 1.2 years.

Fair Value Determination

We use the Black-Scholes pricing model in estimating the fair value of stock options granted to employees, directors and consultants which vest over a specific period of time. The stock options we granted during each of the years ended October 31, 2025 and 2024 consisted of awards with 5-year and 10-year terms that vest over 3 to 36 months.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the years ended October 31, 2025 and 2024:

	For the Year Ended October 31,
	2025	2024
Weighted average fair value at grant date	$1.62	$2.94
Valuation assumptions:
Expected life (years)	5.8	5.7
Expected volatility	75.7%	76.5%
Risk-free interest rate	4.4%	3.9%
Expected dividend yield	0.0%	0.0%

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

Net Loss Per Share of Common Stock

In accordance with ASC 260, Earnings Per Share, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the years ended October 31, 2025 and 2024 were options to purchase 13,197,377, shares and 12,158,062 shares, respectively, and warrants to purchase 300,000 shares and 300,000 shares, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are used for, but not limited to, determining stock-based compensation, asset impairment evaluations, tax assets and liabilities, license fee revenue, research and development expense accruals, the allowance for expected credit losses, depreciation lives and other contingencies. Actual results could differ from those estimates.

Concentration of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk are cash equivalents, short-term investments and accounts receivable. Cash equivalents are primarily highly rated money market funds. Short-term investments are U.S. treasury bills and Bitcoin Assets. Where applicable, management reviews our accounts receivable and other receivables for potential expected credit losses and maintains an allowance for estimated uncollectible amounts. Our policy is to write off uncollectable amounts at the time it is determined that collection will not occur.

Effect of Recently Issued Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to provide more disaggregated expense information about a public entity’s reportable segments. The amendments in this update should be applied retrospectively and are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures (Note 8).

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

3. ACCRUED EXPENSES

Accrued liabilities consist of the following as of (in thousands):

	October 31,
	2025	2024
Payroll and related expenses	$839	$1,126
Accrued royalty and contingent legal fees	626	626
Accrued other	296	194
Accrued expenses	$1,761	$1,946

4. SHAREHOLDERS’ EQUITY

Stock Option Plans

During the year ended October 31, 2025, we had two stock option plans: the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”) which were adopted by our Board of Directors on July 14, 2010 and January 25, 2018, respectively. The 2018 Share Plan was approved by our shareholders on March 29, 2018. In accordance with the provisions of the 2010 Share Plan, the plan terminated with respect to the grant of future securities on July 14, 2020.

During the years ended October 31, 2025 and 2024, stock options to purchase 235,685 and 173,031 shares of common stock, respectively, were exercised in aggregate. Of those exercised options, during the years ended October 31, 2025 and 2024, 685 and 173,031, respectively, were exercised on a cash basis, with aggregate proceeds of approximately $2,000 and $456,000, respectively. During the year ended October 31, 2025, stock options to purchase 235,000 shares of common stock, of which 191,755 shares were withheld, were exercised on a cashless basis. The withheld shares covered the aggregate exercise price of the options, as well as approximately $107,000 in applicable taxes resulting from the exercise. During the year ended October 31, 2024, no stock options were exercised on a cashless basis.

2010 Share Plan

The 2010 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. The exercise price with respect to all of the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date. Information regarding the 2010 Share Plan for the two years ended October 31, 2025 is as follows:

	Shares	Weighted |Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2023	1,189,000	$2.94
Exercised	(112,032)	$2.58
Expired	(90,000)	$5.29
Options outstanding at October 31, 2024	986,968	$2.77
Exercised	(200,685)	$2.92
Options outstanding and exercisable at October 31, 2025	786,283	$2.73	$1,215,353

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of October 31, 2025:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.67 - $0.96	266,000	1.7	$0.89
$2.27 - $3.46	401,283	2.3	$3.25
$4.85 - $5.30	119,000	1.7	$5.11

2018 Share Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. On the first business day of each calendar year the maximum aggregate number of shares available for future issuance is replenished such that 2,000,000 shares are available. The exercise price with respect to all of the options granted under the 2018 Share Plan was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2025, the 2018 Share Plan had 721,642 shares available for future grants. Information regarding the 2018 Share Plan for the two years ended October 31, 2025 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2023	10,241,000	$3.67
Granted	1,415,000	$4.33
Exercised	(60,999)	$2.73
Forfeited/expired	(423,907)	$4.12
Options outstanding at October 31, 2024	11,171,094	$3.74
Granted	1,440,000	$2.41
Exercised	(35,000)	$2.09
Forfeited/expired	(165,000)	$3.33
Options outstanding at October 31, 2025	12,411,094	$3.60	$7,374,152
Options exercisable at October 31, 2025	9,295,268	$3.60	$5,510,841

The following table summarizes information about stock options outstanding under the 2018 Share Plan as of October 31, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.37 - $3.87	6,573,879	5.5	$3.06	5,586,187	4.9	$3.17
$4.02 - $5.30	5,837,215	6.4	$4.20	3,709,081	6.6	$4.26

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan (the “ESPP”) which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The ESPP was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018. During the years ended October 31, 2025 and 2024, employees purchased 3,036 and 3,986 shares, respectively, with aggregate proceeds of approximately $7,000 and $10,000, respectively.

Common Stock Purchase Warrants

In connection with a public offering in March 2021, we issued to certain designees of the underwriter, as compensation, warrants to purchase 300,000 shares of common stock at $6.5625 per share, expiring on March 22, 2026.

Information regarding the Company’s warrants for the two years ended October 31, 2025 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Warrants outstanding and exercisable at October 31, 2025 and 2024	300,000	$6.56	$0

The following table summarizes information about the Company’s outstanding and exercisable warrants as of October 31, 2025:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.56	300,000	0.4	$6.56

Stock Awards

During the year ended October 31, 2025, we did not issue any stock awards. During the year ended October 31, 2024, we issued 89,336 shares of common stock to consultants providing investor relations services and recorded expense of approximately $237,000. As of October 31, 2024, approximately $18,000 was recorded as a prepaid expense which was expensed during the year ended October 31, 2025.

Treasury stock

As of October 31, 2024, the Company held 2,000 shares of its common stock as treasury stock. These shares were repurchased at an average cost of $3.17 per share for a total cost of approximately $6,000. The repurchases were made as part of a stock buyback program approved by our Board of Directors on July 11, 2024. The treasury shares were accounted for under the cost method and were recorded as a reduction in shareholders’ equity in the consolidated balance sheet. In March 2025, the Company cancelled the treasury shares resulting in a reduction in shares outstanding and paid-in capital.

5. LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California 95118 (our principal executive offices) from an unrelated party pursuant to an operating lease that, as amended, will expire on September 30, 2027, with an option to extend the lease an additional two years. The base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs. The lease, as amended, resulted in a right-of-use asset and lease liability of approximately $250,000 with a discount rate of 12%. Rent expense was approximately $63,000 and $61,000 for the years ended October 31, 2025 and 2024, respectively.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The remaining 47-month lease term as of October 31, 2025 for the Company’s lease includes the noncancelable period of the lease and the additional two-year option period that the Company is reasonably certain to exercise. All right-of-use assets are reviewed for impairment when indications of impairment are present.

As of October 31, 2025, the annual minimum lease payments of our operating lease liability were as follows (in thousands):

For Years Ending October 31,	Operating Leases
2026	$63
2027	64
2028	66
2029	63
Total future minimum lease payments, undiscounted	256
Less: Imputed interest	(52)
Present value of future minimum lease payments	$204

Balance as of October 31, 2025
Operating lease liability	$41
Operating lease liability, non-current	163
Total	$204

6. COMMITMENTS AND CONTINGENCIES

Litigation Matters

Other than lawsuits we bring to enforce our patent rights, we are not involved in any litigation or other legal proceedings and management is not aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

License Commitments

As of October 31, 2025, our commitments under certain technology license agreements related to our therapeutic and vaccine development programs for the next twelve months, were approximately $150,000.

Research & Development Agreements

We have entered into certain research and development agreements with various collaboration partners and third-party vendors related to i) the manufacturing of materials necessary for the expected Phase 2 clinical trial of our breast cancer vaccine, ii) the discovery of new vaccine targets in high incidence malignancies in prostate, lung and colon and iii) the further development of our CAR-T technology. As of October 31, 2025, future payments the Company may make under these agreements, dependent upon, among other things, development of analytical methods, formulation feasibility studies, stability testing and results of manufacturing processes, may be approximately $1.8 million and such payments may be made over up to a four-year period.

7. INCOME TAXES

Income tax provision (benefit) consists of the following (in thousands):

	Year Ended October 31,
	2025	2024
Federal:
Current	$-	$-
Deferred	(1,237)	(2,284)
State:
Current	-	-
Deferred	(574)	(754)
Adjustment to valuation allowance related to net deferred tax assets	1,811	3,038
Total	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2025 and 2024, are as follows (in thousands):

	October 31,
	2025	2024
Long-term deferred tax assets:
Federal and state NOL and tax credit carryforwards	$30,582	$29,198
Deferred compensation	8,763	8,394
Intangibles	104	161
Subtotal	39,449	37,753
Less: valuation allowance	(39,449)	(37,753)
Deferred tax asset, net	$-	$-

As of October 31, 2025, we had Federal tax net operating loss and tax credit carryforwards of approximately $106,253,000 and $2,413,000, respectively. At the federal level, businesses can carry forward their net operating losses indefinitely, but the deductions are limited to 80% of taxable income. Prior to the Tax Cuts and Jobs Act (TCJA) of 2017, businesses could carry losses forward for 20 years (without a deductibility limit). If the tax benefits relating to deductions of option holders’ income are ultimately realized, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of October 31, 2025, management has not determined the extent of any such limitations, if any.

We had California tax net operating loss carryforwards of approximately $68,597,000 as of October 31, 2025, available within statutory limits (expiring at various dates between 2026 and 2045), to offset future corporate taxable income and taxes payable, if any, under certain computations of such taxes.

We have provided a 100% valuation allowance against our deferred tax asset due to our current and historical pre-tax losses and the uncertainty regarding their realizability. The primary differences from the Federal statutory rate of 21% and the effective rate of 0% is attributable to a change in the valuation allowance. The following is a reconciliation of income taxes at the Federal statutory tax rate to income tax expense (benefit) (in thousands):

	Year Ended October 31,
	2025		2024
Income tax benefit at U.S. Federal statutory income tax rate	$(2,316,000)	(21.00)%	$(2,667,000)	(21.00)%
State income taxes	(770,000)	(6.98)%	(887,000)	(6.99)%
Permanent differences	31,000	0.28%	21,000	0.17%
Expiring net operating losses, credits and other	1,244,000	11.28%	495,000	3.90%
Change in valuation allowance	1,811,000	16.42%	3,038,000	23.92%
Income tax provision	$-	0.00%	$-	0.00%

During the two fiscal years ended October 31, 2025, we incurred no Federal and no State income taxes. We have no unrecognized tax benefits as of October 31, 2025 and 2024 and we account for interest and penalties related to income tax matters, if any, in general and administrative expenses. Tax years to which our net operating losses relate remain open to examination by Federal and California authorities to the extent which the net operating losses have yet to be utilized.

8. SEGMENT INFORMATION

In November 2023, the FASB issued Accounting Standard Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which was intended to improve reportable segment disclosures by public companies. The update amended and significantly expanded what is required to be disclosed under FASB Accounting Standard Codification Topic 280 by requiring companies to disclose segment expense information based on what the chief operating decision maker deems to be material and introduces a disclosure principle based on the significant segment expense categories regularly provided to the CODM and included in the reported measure or measures of segment profit or loss.

We manage our operations in three reportable segments: (i) Cancer Vaccines, (ii) CAR-T Therapies, and (iii) Other. The Cancer Vaccines segment consists of the development of vaccines to treat and prevent breast cancer and ovarian cancer, as well as additional cancer vaccines to address many intractable cancers, including high-incidence malignancies in lung, colon, and prostate. The CAR-T Therapies segment consists of the development of an ovarian cancer immunotherapy using a novel type of CAR-T, known as chimeric endocrine receptor-T cell technology. The Other segment consists of our legacy operations, including limited patent licensing activities of our various patent portfolios.

The Company’s chief operating decision-maker (“CODM”) is our Chief Executive Officer. The CODM reviews our operating results and operating plans and makes resource allocation decisions on a Company-wide, as well as reportable segment, basis. The CODM uses segment information to evaluate cash flow, identify risks and opportunities, allocate resources, and set strategic priorities. As stock-based compensation expense does not impact cash, segment operating expenses excluding non-cash stock-based compensation is the measurement the CODM uses in managing the enterprise. Segment operating expenses excluding non-cash stock-based compensation is a non-GAAP measure.

The following represents selected financial information for our segments for the years ended October 31, 2025 and 2024, and as of October 31, 2025 and 2024 (in thousands):

	For the Years Ended October 31,
	2025				2024
	Cancer Vaccines	CAR-T Therapies	Other	Total	Cancer Vaccines	CAR-T Therapies	Other	Total

Revenues	$-	$-	$-	$-	$-	$-	$-	$-

Research & development expenses	3,121	1,950	-	5,071	3,748	2,648	-	6,396
General & administrative expenses	4,137	2,439	54	6,630	4,291	3,084	60	7,435
Total operating expenses	7,258	4,389	54	11,701	8,039	5,732	60	13,831

Loss from operations	(7,394)	(4,453)	(54)	(11,701)	(8,039)	(5,732)	(60)	(13,831)

Interest income	417	252	4	673	651	476	6	1,133

Net loss	$(6,841)	$(4,137)	$(50)	$(11,028)	$(7,388)	$(5,256)	$(54)	$(12,698)

Total operating expenses	$7,258	$4,389	$54	$11,701	$8,039	$5,732	$60	$13,831
Less non-cash stock-based compensation	(2,365)	(1,435)	(10)	(3,810)	(2,804)	(1,966)	(12)	(4,782)
Operating expenses excluding non-cash stock-based compensation (a non-GAAP measure)	$4,893	$2,954	$44	$7,891	$5,235	$3,766	$48	$9,049

	October 31,
	2025	2024
Total assets:
Cancer Vaccines	$9,604	$12,917
CAR-T Therapeutics	6,347	8,535
Other	129	139
Total	$16,080	$21,591

