Form 10-Q
period 2026-04-30
Anixa Biosciences Inc
filed 2026-06-10
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

or

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

On June 10, 2026, the registrant had outstanding 34,023,063 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	April 30, 2026	October 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,477	$1,244
Short-term investments	12,209	13,930
Receivables	56	-
Prepaid expenses and other current assets	950	713
Total current assets	14,692	15,887

Operating lease right-of-use asset	173	193

Total assets	$14,865	$16,080

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$252	$165
Accrued expenses	1,205	1,761
Operating lease liability	44	41
Total current liabilities	1,501	1,967

Operating lease liability, non-current	140	163
Total liabilities	1,641	2,130

Commitments and contingencies (Note 10)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 33,922,776 and 33,013,829 shares issued and outstanding as of April 30, 2026 and October 31, 2025, respectively	339	330
Additional paid-in capital	270,894	266,508
Accumulated deficit	(256,758)	(251,677)
Total shareholders’ equity	14,475	15,161
Noncontrolling interest (Note 2)	(1,251)	(1,211)
Total equity	13,224	13,950

Total liabilities and equity	$14,865	$16,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	For the three months ended		For the six months ended
	April 30,		April 30,
	2026	2025	2026	2025

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development expenses (including non-cash stock-based compensation expenses of $286, $417, $624 and $814, respectively)	1,258	1,322	2,360	2,874
General and administrative expenses (including non-cash stock-based compensation expenses of $379, $571, $837 and $1,229, respectively)	1,389	1,681	3,003	3,515
Total operating expenses	2,647	3,003	5,363	6,389

Loss from operations	(2,647)	(3,003)	(5,363)	(6,389)

Interest income	111	190	242	363

Net loss	(2,536)	(2,813)	(5,121)	(6,026)

Less: Net loss attributable to noncontrolling interest	(20)	(23)	(40)	(52)

Net loss attributable to common shareholders	$(2,516)	$(2,790)	$(5,081)	$(5,974)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.07)	$(0.09)	$(0.15)	$(0.19)

Weighted average common shares outstanding:
Basic and diluted	33,593	32,202	33,413	32,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

FOR THE THREE MONTHS ENDED APRIL 30, 2026 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, January 31, 2026	33,463,440	$335	$268,984	$(254,242)	$15,077	$(1,231)	$13,846
Stock option compensation to employees and directors	-	-	637	-	637	-	637
Stock options issued to consultants	-	-	28	-	28	-	28
Common stock issued in an at-the-market offering, net of offering expenses of $53	457,806	4	1,241	-	1,245	-	1,245
Common stock issued pursuant to an employee stock purchase plan	1,530	-	4	-	4	-	4
Net loss	-	-	-	(2,516)	(2,516)	(20)	(2,536)

Balance, April 30, 2026	33,922,776	$339	$270,894	$(256,758)	$14,475	$(1,251)	$13,224

FOR THE THREE MONTHS ENDED APRIL 30, 2025 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Shareholders’	Non- controlling	Total
	Shares	Par Value	Capital	Deficit	Stock	Equity	Interest	Equity

Balance, January 31, 2025	32,196,862	$322	$261,470	$(243,934)	$(6)	$17,852	$(1,139)	$16,713
Stock option compensation to employees and directors	-	-	962	-	-	962	-	962
Stock options issued to consultants	-	-	26	-	-	26	-	26
Common stock issued in an at-the-market offering, net of offering expenses of $33	14,712	-	14	-	-	14	-	14
Common stock issued pursuant to an employee stock purchase plan	1,518	-	4	-	-	4	-	4
Cancelation of treasury shares	(2,000)	-	(6)	-	6	-	-	-
Net loss	-	-	-	(2,790)	-	(2,790)	(23)	(2,813)

Balance, April 30, 2025	32,211,092	$322	$262,470	$(246,724)	$-	$16,068	$(1,162)	$14,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

FOR THE SIX MONTHS ENDED APRIL 30, 2026 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, October 31, 2025	33,013,829	$330	$266,508	$(251,677)	$15,161	$(1,211)	$13,950
Stock option compensation to employees and directors	-	-	1,405	-	1,405	-	1,405
Stock options issued to consultants	-	-	56	-	56	-	56
Common stock issued in an at-the-market offering, net of offering expenses of $135	887,134	9	2,861	-	2,870	-	2,870
Common stock issued pursuant to an employee stock purchase plan	1,530	-	4	-	4	-	4
Common stock issued upon exercise of stock options	20,283	-	60	-	60	-	60
Net loss	-	-	-	(5,081)	(5,081)	(40)	(5,121)

Balance, April 30, 2026	33,922,776	$339	$270,894	$(256,758)	$14,475	$(1,251)	$13,224

FOR THE SIX MONTHS ENDED APRIL 30, 2025 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Shareholders’	Non- controlling	Total
	Shares	Par Value	Capital	Deficit	Stock	Equity	Interest	Equity

Balance, October 31, 2024	32,196,862	$322	$260,432	$(240,750)	$(6)	$19,998	$(1,110)	$18,888
Stock option compensation to employees and directors	-	-	1,993	-	-	1,993	-	1,993
Stock options issued to consultants	-	-	50	-	-	50	-	50
Common stock issued in an at-the-market offering, net of offering expenses of $51	14,712	-	(3)	-	-	(3)	-	(3)
Common stock issued pursuant to an employee stock purchase plan	1,518	-	4	-	-	4	-	4
Cancelation of treasury shares	(2,000)	-	(6)	-	6	-	-	-
Net loss	-	-	-	(5,974)	-	(5,974)	(52)	(6,026)

Balance, April 30, 2025	32,211,092	$322	$262,470	$(246,724)	$-	$16,068	$(1,162)	$14,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the six months ended April 30,
	2026	2025
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(5,121)	$(6,026)
Stock option compensation to employees and directors	1,405	1,993
Stock options issued to consultants	56	50
Amortization of operating lease right-of-use asset	20	18
Amortization of discount on held-to-maturity securities	71	(79)
Change in operating assets and liabilities:
Receivables	(56)	173
Prepaid expenses and other current assets	(237)	96
Accounts payable	87	(241)
Accrued expenses	(556)	(380)
Operating lease liability	(20)	(11)
Net cash used in operating activities	(4,351)	(4,407)

Cash flows from investing activities:
Disbursements to acquire short-term investments	(24,642)	(24,929)
Proceeds from maturities of short-term investments	26,292	29,974
Net cash provided by investing activities	1,650	5,045

Cash flows from financing activities:
Proceeds (expenses) from sale of common stock in an at-the-market offering, net of offering expenses of $135 and $51, respectively	2,870	(3)
Proceeds from sale of common stock pursuant to an employee stock purchase plan	4	4
Proceeds from exercise of stock options	60	-
Net cash provided by financing activities	2,934	1

Net increase in cash and cash equivalents	233	639
Cash and cash equivalents at beginning of period	1,244	1,271
Cash and cash equivalents at end of period	$1,477	$1,910

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

Our subsidiary, Certainty, is developing immuno-therapy drugs against cancer. Certainty holds an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading National Cancer Institute (“NCI”) designated cancer research center, relating to Wistar’s chimeric endocrine receptor targeted therapy technology. We have initially focused on the development of a treatment for ovarian cancer, but we also may pursue applications of the technology for the development of treatments for additional solid tumors. The license agreement requires Certainty to make certain cash and equity payments to Wistar upon achievement of specific development milestones. With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty. Such equity stake is subject to dilution by further funding of Certainty’s activities by the Company. Due to such Company funding, Wistar’s equity stake in Certainty was 3.9% as of April 30, 2026.

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

While the dose levels in these cohorts were expected to be sub-therapeutic, multiple patients have exhibited anecdotal signs of efficacy, including possible signs of T cell infiltration, tumor necrosis and encouraging survival observations. Through the date of this Report, thirteen patients have been treated, and several have lived significantly beyond their expected median survival of approximately three to four months, based on disease stage and prior therapy history. One patient survived 28 months following treatment, four patients have survived one year or more following treatment, at 19, 18, 17 and 12 months, respectively, and four additional patients have survived 11, 8 and 7 months, respectively. The three patients that have reached 19, 18 and 12 months, respectively, remain alive, and one additional patient who was treated more recently, is also currently alive. While the study is designed to primarily demonstrate safety, we believe this pattern of extended survival represents encouraging, albeit anecdotal, evidence of clinical activity in a patient population with limited therapeutic options.

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

Funding and Management’s Plans

Based on currently available information as of June 10, 2026, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our activities for at least the next twelve months. The Company had approximately $13,686,000 of cash, cash equivalents and short-term investments at April 30, 2026 compared to approximately $15,174,000 at October 31, 2025 which is a reduction of approximately $1,488,000 for the six months ended April 30, 2026. Therefore, the Company believes that it has sufficient cash, cash equivalents and short-term investments to operate its business, as currently contemplated, for significantly longer than 12 months from the date of this Report. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. During the six months ended April 30, 2026, we raised approximately $2,870,000, net of expenses, through an at-the-market equity offering of 887,134 shares of common stock. Under our at-the-market equity program, which is currently effective and may remain available for us to use in the future, as of April 30, 2026, we may sell approximately $97 million of common stock.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and disclosures required by US GAAP in annual financial statements have been omitted or condensed. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. The accompanying October 31, 2025 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by US GAAP. The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of April 30, 2026, and results of operations and cash flows for the interim periods represented. The results of operations for the three and six months ended April 30, 2026 are not necessarily indicative of the results to be expected for the year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity. The following table sets forth the changes in noncontrolling interest for the six months ended April 30, 2026 (in thousands):

Balance, October 31, 2025	$(1,211)
Net loss attributable to noncontrolling interest	(40)
Balance, April 30, 2026	$(1,251)

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

Stock Option Compensation Expense

We account for stock options granted to employees, directors and consultants using the accounting guidance in ASC 718, Stock Compensation. We estimate the fair value of service-based stock options on the date of grant, using the Black-Scholes pricing model, and recognize compensation expense over the requisite service period of the grant. We recorded stock-based compensation expense related to service-based stock options granted to employees and directors of approximately $637,000 and $962,000 during the three months ended April 30, 2026 and 2025, respectively, and approximately $1,405,000 and $1,993,000 during the six months ended April 30, 2026 and 2025, respectively.

The compensation cost for service-based stock options granted to consultants is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to three years. We recorded stock-based consulting expense related to stock options granted to consultants of approximately $28,000 and $26,000 during the three months ended April 30, 2026 and 2025, respectively, and approximately $56,000, and $50,000, during the six months ended April 30, 2026 and 2025, respectively.

Stock Option Activity

During the three months ended April 30, 2026 and 2025, we did not grant any options to purchase shares of common stock, and during the six months ended April 30, 2026 and 2025, we granted options to purchase 720,000 shares and 1,355,000 shares of common stock, respectively, to employees and consultants, with exercise prices ranging from $3.18 to $3.24 per share, pursuant to the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”). During the three months ended April 30, 2026, no stock options were exercised. During the six months ended April 30, 2026, stock options to purchase 20,283 shares of common stock were exercised on a cash basis, with aggregate proceeds of approximately $60,000. During the three and six months ended April 30, 2025, no stock options were exercised.

Stock Option Plans

During the three and six months ended April 30, 2026, we had two stock option plans: the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the 2018 Share Plan, which were adopted by our Board of Directors on July 14, 2010 and January 25, 2018, respectively. The 2018 Share Plan was approved by our shareholders on March 29, 2018.

2010 Share Plan

The 2010 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. In accordance with the provisions of the 2010 Share Plan, the plan terminated with respect to the ability to grant future awards on July 14, 2020. Information regarding the 2010 Share Plan for the six months ended April 30, 2026 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2025	786,283	$2.73
Exercised	(20,283)	$2.96
Forfeited/expired	(25,000)	$2.92
Options outstanding and exercisable at April 30, 2026	741,000	$2.72	$597

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of April 30, 2026:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.67 - $0.96	266,000	1.2	$0.89
$2.27 - $3.46	356,000	2.1	$3.29
$4.85 - $5.30	119,000	1.2	$5.11

2018 Share Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. As of April 30, 2026, the 2018 Share Plan had 1,395,000 shares available for future grants. Information regarding the 2018 Share Plan for the six months ended April 30, 2026 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2025	12,411,094	$3.60
Granted	720,000	3.18
Forfeited/expired	(100,000)	5.30
Options outstanding at April 30, 2026	13,031,094	$3.56	$1,467
Options exercisable at April 30, 2026	9,821,358	$3.57	$1,019

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of April 30, 2026:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.37 - $2.98	4,025,000	6.4	$2.64	3,313,855	5.9	$2.69
$3.17 - $3.87	3,268,879	4.3	$3.61	2,625,327	3.0	$3.71
$4.02 - $5.30	5,737,215	6.1	$4.18	3,882,176	6.3	$4.24

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan (the “ESPP”) which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The ESPP was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018. During the six months ended April 30, 2026 and 2025, employees purchased 1,530 shares and 1,518 shares, respectively, under the ESPP with aggregate proceeds of approximately $4,000 and $4,000, respectively.

Warrants

As of April 30, 2026, we had no warrants outstanding. Information regarding the Company’s warrant activity for the six months ended April 30, 2026 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Warrants outstanding at October 31, 2025	300,000	$6.56
Expired	(300,000)
Warrants outstanding and exercisable at April 30, 2026	-	$-	$-

Stock Awards

During the three and six months ended April 30, 2026 and 2025, we did not issue any stock awards.

Treasury stock

As of April 30, 2026 and 2025, the Company held no shares as treasury stock. During the fiscal year ended October 31, 2024, the Company purchased 2,000 shares of its common stock at an average cost of $3.17 per share for a total cost of approximately $6,000. These treasury shares were subsequently canceled in March 2025. The repurchases were made as part of a stock buyback program approved by our Board of Directors on July 11, 2024. The stock buyback program expired on its 12-month anniversary. The treasury shares were accounted for under the cost method and were recorded as a reduction in shareholders’ equity in the condensed consolidated balance sheet.

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

The following table presents the hierarchy for our financial assets measured at fair value as of April 30, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$1,430	$-	$-	$1,430
Bitcoin exchange traded funds:
Short-term investments	8	-	-	8
U.S. treasury bills:
Short-term investments	-	12,163	-	12,163
Total financial assets	$1,438	$12,163	$-	$13,601

The following table presents the hierarchy for our financial assets measured at fair value as of October 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$1,197	$-	$-	$1,197
Bitcoin exchange traded funds:
Short-term investments	11	-	-	11
U.S. treasury bills:
Short-term investments	-	13,887	-	13,887
Total financial assets	$1,208	$13,887	$-	$15,095

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

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of (in thousands):

	April 30,	October 31,
	2026	2025
Payroll and related expenses	$527	$839
Accrued royalty and contingent legal fees	626	626
Accrued other	52	296
Accrued expenses	$1,205	$1,761

6. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the six months ended April 30, 2026 and 2025, were stock options to purchase 13,772,094 shares and 13,488,062 shares, respectively, and warrants to purchase 0 shares and 300,000 shares, respectively.

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

We have substantial net operating loss carryforwards for Federal and California income tax returns. These net operating loss carryforwards could be subject to limitations under Internal Revenue Code section 382, the effects of which have not been determined by the Company. We have no unrecognized income tax benefits as of April 30, 2026 and October 31, 2025 and we account for interest and penalties related to income tax matters, if any, in general and administrative expenses.

9. LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to an operating lease that, as amended, will expire on September 30, 2027, with an option to extend the lease an additional two years. The base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs. The lease, as amended, resulted in a right-of-use asset and lease liability of approximately $250,000 with a discount rate of 12%. Rent expense was approximately $16,000 and $16,000, respectively, for the three months ended April 30, 2026 and 2025, and approximately $31,000 and $31,000, respectively, for the six months ended April 30, 2026 and 2025.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The remaining 41-month lease term as of April 30, 2026 for the Company’s lease includes the noncancelable period of the lease and the additional two-year option period that the Company is reasonably certain to exercise. All right-of-use assets are reviewed for impairment when indications of impairment are present.

As of April 30, 2026, the annual minimum future lease payments of our operating lease liability were as follows (in thousands):

For Years Ended October 31,	Operating Leases
2026 (remaining)	$32
2027	64
2028	66
2029	63
Total future minimum lease payments, undiscounted	225
Less: Imputed interest	(41)
Present value of future minimum lease payments	$184

Balance as of April 30, 2026:
Operating lease liability	$44
Operating lease liability, non-current	140
Total	$184

10. COMMITMENTS AND CONTINGENCES

Litigation Matters

Other than lawsuits related to the enforcement of our patent rights, we are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

License Commitments

As of April 30, 2026, our commitments under certain technology license agreements related to our therapeutic and vaccine development programs for the next twelve months were approximately $150,000.

Research & Development Agreements

We have entered into certain research and development agreements with various collaboration partners and third-party vendors related to (i) the manufacturing of materials necessary for the expected Phase 2 clinical trial of our breast cancer vaccine, (ii) the discovery of new vaccine targets in high incidence malignancies in prostate, lung and colon and (iii) the further development of our CAR-T technology. As of April 30, 2026, future payments the Company may make under these agreements, dependent upon, among other things, development of analytical methods, formulation feasibility studies, stability testing and results of manufacturing processes, may be approximately $2.5 million and such payments may be made over up to a 3-year period.

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

The following represents selected financial information for our segments for the three and six months ended April 30, 2026 and 2025, and as of April 30, 2026 and October 31, 2025 (in thousands):

	For the three months ended April 30,
	2026				2025
	Cancer Vaccines	CAR-T Therapies	Other	Total	Cancer Vaccines	CAR-T Therapies	Other	Total

Revenues	$-	$-	$-	$-	$-	$-	$-	$-

Research and development expenses	812	446	-	1,258	898	424	-	1,322
General and administrative expenses	898	480	11	1,389	1,109	562	10	1,681
Total operating expenses	1,710	926	11	2,647	2,007	986	10	3,003

Loss from operations	(1,710)	(926)	(11)	(2,647)	(2,007)	(986)	(10)	(3,003)

Interest income	72	38	1	111	128	61	1	190

Net loss	$(1,638)	$(888)	$(10)	$(2,536)	$(1,879)	$(925)	$(9)	$(2,813)

Total operating expenses	$1,710	$926	$11	$2,647	$2,007	$986	$10	$3,003
Less non-cash stock-based compensation	(421)	(243)	(1)	(665)	(643)	(343)	(2)	(988)
Operating expenses excluding non-cash stock-based compensation (a non-GAAP measure)	$1,289	$683	$10	$1,982	$1,364	$643	$8	$2,015

	For the six months ended April 30,
	2026				2025
	Cancer Vaccines	CAR-T Therapies	Other	Total	Cancer Vaccines	CAR-T Therapies	Other	Total

Revenues	$-	$-	$-	$-	$-	$-	$-	$-

Research and development expenses	1,485	875	-	2,360	1,873	1,001	-	2,874
General and administrative expenses	1,888	1,101	14	3,003	2,262	1,224	29	3,515
Total operating expenses	3,373	1,976	14	5,363	4,135	2,225	29	6,389

Loss from operations	(3,373)	(1,976)	(14)	(5,363)	(4,135)	(2,225)	(29)	(6,389)

Interest income	152	89	1	242	237	124	2	363

Net loss	$(3,221)	$(1,887)	$(13)	$(5,121)	$(3,898)	$(2,101)	$(27)	$(6,026)

Total operating expenses	$3,373	$1,976	$14	$5,363	$4,135	$2,225	$29	$6,389
Less non-cash stock-based compensation	(908)	(551)	(2)	(1,461)	(1,304)	(734)	(5)	(2,043)
Operating expenses excluding non-cash stock-based compensation (a non-GAAP measure)	$2,465	$1,425	$12	$3,902	$2,831	$1,491	$24	$4,346

	April 30, 2026	October 31, 2025
Total assets:
Cancer Vaccines	$9,626	$9,604
CAR-T Therapeutics	5,139	6,347
Other	100	129
Total	$14,865	$16,080

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

RESULTS OF OPERATIONS

Three months ended April 30, 2026 compared with three months ended April 30, 2025

Revenue

We had no revenue during the three-month periods ended April 30, 2026 and 2025.

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

Research and Development Expenses

During the three months ended April 30, 2026, research and development expenses related to the development of our cancer vaccines and CAR-T therapeutics consisted of approximately $812,000 and $446,000, respectively. During the three months ended April 30, 2025 research and development expenses related to the development of our cancer vaccines and CAR-T therapeutics consisted of approximately $898,000 and $424,000, respectively.

Research and development expenses decreased by approximately $64,000 to approximately $1,258,000 in the three months ended April 30, 2026, from approximately $1,322,000 in the three months ended April 30, 2025. The decrease in research and development expenses was primarily due to a decrease in employee stock-based compensation expense of approximately $134,000 and a decrease in employee compensation and related costs, other than stock-based compensation expense, of approximately $94,000, offset by an increase in research and development expenses related to our ovarian cancer CAR-T development program as a result of fluctuations in the timing of clinical trial patient enrollment of approximately $75,000 and an increase in research and development expenses related to our breast cancer vaccine program as a result of fluctuations in the timing of certain materials manufacturing activities of approximately $65,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $292,000 to approximately $1,389,000 in the three months ended April 30, 2026, from approximately $1,681,000 in the three months ended April 30, 2025. The decrease in general and administrative expenses was primarily due to a decrease in employee stock-based compensation expense of approximately $182,000 and a decrease in patent-related costs of approximately $27,000.

Interest Income

Interest income decreased by approximately $79,000 to approximately $111,000 in the three months ended April 30, 2026, from approximately $190,000 in the three months ended April 30, 2025, primarily due to a decrease in the amount of short-term investments held and a decrease in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s ownership interest in Certainty’s net loss, decreased by approximately $3,000 to approximately $20,000 in the three months ended April 30, 2026 from approximately $23,000 in the three months ended April 30, 2025, as Certainty’s net loss decreased.

Six months ended April 30, 2026 compared with six months ended April 30, 2025

Revenue

We had no revenue during the six-month periods ended April 30, 2026 and 2025.

Research and Development Expenses

During the six months ended April 30, 2026, research and development expenses related to the development of our cancer vaccines and CAR-T therapeutics consisted of approximately $1,485,000 and $875,000, respectively. During the six months ended April 30, 2025 research and development expenses related to the development of our cancer vaccines and CAR-T therapeutics consisted of approximately $1,873,000 and $1,001,000, respectively.

Research and development expenses decreased by approximately $514,000 to approximately $2,360,000 in the six months ended April 30, 2026, from approximately $2,874,000 in the six months ended April 30, 2025. The decrease in research and development expenses was primarily due to a decrease in employee stock-based compensation expense of approximately $195,000, a decrease in employee compensation and related costs, other than stock-based compensation expense, of approximately $178,000, a decrease in research and development expenses related to our breast cancer vaccine of approximately $124,000, and a decrease in research and development expenses related to our ovarian cancer CAR-T therapeutic of approximately $59,000, offset by an increase in legal and other professional fees of approximately $53,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $512,000 to approximately $3,003,000 in the six months ended April 30, 2026, from approximately $3,515,000 in the six months ended April 30, 2025. The decrease in general and administrative expenses was primarily due to a decrease in employee stock-based compensation of approximately $316,000, a decrease in director stock-based compensation of approximately $77,000, a decrease in patent-related costs of approximately $59,000, and a decrease in director compensation, other than stock-based compensation expense, of approximately $44,000, offset by an increase in investor and public relations expense of approximately $43,000.

Interest Income

Interest income decreased by approximately $121,000 to approximately $242,000 in the six months ended April 30, 2026, from approximately $363,000 in the six months ended April 30, 2025, primarily due to a decrease in the amount of short-term investments held and a decrease in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s ownership interest in Certainty’s net loss, decreased by approximately $12,000 to approximately $40,000 in the six months ended April 30, 2026 from approximately $52,000 in the six months ended April 30, 2025, as Certainty’s net loss decreased.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of June 10, 2026, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our activities for at least the next twelve months. The Company had approximately $13,686,000 of cash, cash equivalents and short-term investments at April 30, 2026 compared to approximately $15,174,000 at October 31, 2025 which is a reduction of approximately $1,488,000 for the three months ended April 30, 2026. Therefore, the Company believes that it has sufficient cash, cash equivalents and short-term investments to operate its business, as currently contemplated, for significantly longer than 12 months from the date of this Report. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. During the six months ended April 30, 2026, we raised approximately $2,870,000, net of expenses, through an at-the-market equity offering of 887,134 shares of common stock. Under our at-the-market equity program, which is currently effective and may remain available for us to use in the future, as of April 30, 2026, we may sell approximately $97 million of common stock.

During the six months ended April 30, 2026, cash used in operating activities was approximately $4,351,000. Cash provided by investing activities was approximately $1,650,000, resulting from the maturities of short-term investments of approximately $26,292,000, offset by purchases of short-term investments of approximately $24,642,000. Cash provided by financing activities was approximately $2,934,000, resulting from the sale of 887,134 shares of common stock in an at-the-market equity offering of approximately $2,870,000, net of expenses, proceeds from stock option exercises of approximately $60,000 and proceeds from the sale of common stock pursuant to an employee stock purchase plan of approximately $4,000. As a result, our cash, cash equivalents, and short-term investments at April 30, 2026 decreased approximately $1,488,000 to approximately $13,686,000 from approximately $15,174,000 at October 31, 2025.

We have expected future cash obligations related to the lease of our executive offices through 2029, inclusive of extension periods, estimated at approximately $225,000.

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

There was no change in our internal control over financial reporting during the three months ended April 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 10, 2026.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 10, 2026.
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 10, 2026.
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 10, 2026.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXA BIOSCIENCES, INC.

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman and Chief Executive Officer
June 10, 2026		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial and
June 10, 2026		Accounting Officer)

