Form 10-Q
period 2026-07-31
Anixa Biosciences Inc
filed 2026-09-09
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

or

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

On September 9, 2026, the registrant had outstanding 34,763,802 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	July 31, 2026	October 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,398	$1,244
Short-term investments	12,466	13,930
Prepaid expenses and other current assets	1,047	713
Total current assets	14,911	15,887

Operating lease right-of-use asset	163	193

Total assets	$15,074	$16,080

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$282	$165
Accrued expenses	1,417	1,761
Operating lease liability, current	46	41
Total current liabilities	1,745	1,967

Operating lease liability, non-current	128	163
Total liabilities	1,873	2,130

Commitments and contingencies (Note 10)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 34,584,538 and 33,013,829 shares issued and outstanding as of July 31, 2026 and October 31, 2025, respectively	346	330
Additional paid-in capital	273,489	266,508
Accumulated deficit	(259,364)	(251,677)
Total shareholders’ equity	14,471	15,161
Noncontrolling interest (Note 2)	(1,270)	(1,211)
Total equity	13,201	13,950

Total liabilities and equity	$15,074	$16,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2026	2025	2026	2025

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development expenses (including non-cash stock-based compensation expenses of $286, $358, $909 and $1,172, respectively)	1,326	1,055	3,686	3,929
General and administrative expenses (including non-cash stock-based compensation expenses of $380, $497, $1,218 and $1,727, respectively)	1,411	1,381	4,414	4,896
Total operating expenses	2,737	2,436	8,100	8,825

Loss from operations	(2,737)	(2,436)	(8,100)	(8,825)

Interest income	112	156	354	519

Net loss	(2,625)	(2,280)	(7,746)	(8,306)

Less: Net loss attributable to noncontrolling interest	(19)	(22)	(59)	(74)

Net loss attributable to common shareholders	$(2,606)	$(2,258)	$(7,687)	$(8,232)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.08)	$(0.07)	$(0.23)	$(0.25)

Weighted average common shares outstanding:
Basic and diluted	34,182	32,476	33,673	32,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

FOR THE THREE MONTHS ENDED JULY 31, 2026 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, April 30, 2026	33,922,776	$339	$270,894	$(256,758)	$14,475	$(1,251)	$13,224
Stock option compensation to employees and directors	-	-	637	-	637	-	637
Stock options issued to consultants	-	-	29	-	29	-	29
Common stock issued in an at-the-market offering, net of offering expenses of $72	661,190	7	1,929	-	1,936	-	1,936
Common stock issued upon exercise of stock options	572	-	-	-	-	-	-
Net loss	-	-	-	(2,606)	(2,606)	(19)	(2,625)

Balance, July 31, 2026	34,584,538	$346	$273,489	$(259,364)	$14,471	$(1,270)	$13,201

FOR THE THREE MONTHS ENDED JULY 31, 2025 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, April 30, 2025	32,211,092	$322	$262,470	$(246,724)	$16,068	$(1,162)	$14,906
Stock option compensation to employees and directors	-	-	829	-	829	-	829
Stock options issued to consultants	-	-	26	-	26	-	26
Common stock issued in an at-the-market offering, net of offering expenses of $73	596,974	6	1,922	-	1,928	-	1,928
Common stock issued upon exercise of stock options	14,043	-	2	-	2	-	2
Net loss	-	-	-	(2,258)	(2,258)	(22)	(2,280)

Balance, July 31, 2025	32,822,109	$328	$265,249	$(248,982)	$16,595	$(1,184)	$15,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

FOR THE NINE MONTHS ENDED JULY 31, 2026 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, October 31, 2025	33,013,829	$330	$266,508	$(251,677)	$15,161	$(1,211)	$13,950
Stock option compensation to employees and directors	-	-	2,042	-	2,042	-	2,042
Stock options issued to consultants	-	-	85	-	85	-	85
Common stock issued in an at-the-market offering, net of offering expenses of $207	1,548,324	16	4,790	-	4,806	-	4,806
Common stock issued pursuant to an employee stock purchase plan	1,530	-	4	-	4	-	4
Common stock issued upon exercise of stock options	20,855	-	60	-	60	-	60
Net loss	-	-	-	(7,687)	(7,687)	(59)	(7,746)

Balance, July 31, 2026	34,584,538	$346	$273,489	$(259,364)	$14,471	$(1,270)	$13,201

FOR THE NINE MONTHS ENDED JULY 31, 2025 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Shareholders’	Non- controlling	Total
	Shares	Par Value	Capital	Deficit	Stock	Equity	Interest	Equity

Balance, October 31, 2024	32,196,862	$322	$260,432	$(240,750)	$(6)	$19,998	$(1,110)	$18,888
Stock option compensation to employees and directors	-	-	2,822	-	-	2,822	-	2,822
Stock options issued to consultants	-	-	77	-	-	77	-	77
Common stock issued in an at-the-market offering, net of offering expenses of $123	611,686	6	1,918	-	-	1,924	-	1,924
Common stock issued upon exercise of stock options	14,043	-	2	-	-	2	-	2
Common stock issued pursuant to an employee stock purchase plan	1,518	-	4	-	-	4	-	4
Cancelation of treasury shares	(2,000)	-	(6)	-	6	-	-	-
Net loss	-	-	-	(8,232)	-	(8,232)	(74)	(8,306)

Balance, July 31, 2025	32,822,109	$328	$265,249	$(248,982)	$-	$16,595	$(1,184)	$15,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the nine months ended July 31,
	2026	2025
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(7,746)	$(8,306)
Stock option compensation to employees and directors	2,042	2,822
Stock options issued to consultants	85	77
Amortization of operating lease right-of-use asset	30	27
Change in amortization of discount on held-to-maturity securities	59	(93)
Change in operating assets and liabilities:
Receivables	-	173
Prepaid expenses and other current assets	(334)	(155)
Accounts payable	117	(249)
Accrued expenses	(344)	(195)
Operating lease liability	(30)	(19)
Net cash used in operating activities	(6,121)	(5,918)

Cash flows from investing activities:
Disbursements to acquire short-term investments	(34,418)	(36,700)
Proceeds from maturities of short-term investments	35,823	40,912
Net cash provided by investing activities	1,405	4,212

Cash flows from financing activities:
Proceeds from sale of common stock in an at-the-market offering, net of offering expenses of $207 and $123, respectively	4,806	1,924
Proceeds from sale of common stock pursuant to an employee stock purchase plan	4	4
Proceeds from exercise of stock options	60	2
Net cash provided by financing activities	4,870	1,930

Net increase in cash and cash equivalents	154	224
Cash and cash equivalents at beginning of period	1,244	1,271
Cash and cash equivalents at end of period	$1,398	$1,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. and its consolidated subsidiaries.

Anixa Biosciences, Inc. is a biotechnology company developing therapies and vaccines that are focused on critical unmet needs in oncology. Our therapeutics program consists of the development of liraltagene autoleucel (“lira-cel”), a chimeric endocrine receptor-T cell therapy, which is a novel form of chimeric antigen receptor-T cell (“CAR-T”) technology, initially focused on treating ovarian cancer, that is being developed by our subsidiary, Certainty Therapeutics, Inc. (“Certainty”). Our vaccine programs include (i) the development of a vaccine against breast cancer, (ii) the development of a vaccine against ovarian cancer, and (iii) a vaccine discovery program utilizing the same mechanism as our breast and ovarian cancer vaccines to develop additional cancer vaccines to address many intractable cancers, including high incidence malignancies in lung, colon and prostate.

Our subsidiary, Certainty, is developing immuno-therapy drugs against cancer. Certainty holds an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading National Cancer Institute (“NCI”) designated cancer research center, relating to Wistar’s chimeric endocrine receptor targeted therapy technology. We have initially focused on the development of a treatment for ovarian cancer, but we also may pursue applications of the technology for the development of treatments for additional solid tumors. The license agreement requires Certainty to make certain cash and equity payments to Wistar upon achievement of specific development milestones. With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty. Such equity stake is subject to dilution by further funding of Certainty’s activities by the Company. Due to such Company funding, Wistar’s equity stake in Certainty was 3.8% as of July 31, 2026.

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), has begun human clinical testing of lira-cel, the CAR-T technology licensed by Certainty from Wistar aimed at treating ovarian cancer. After receiving authorization from the U.S. Food and Drug Administration (“FDA”), we commenced enrollment of patients in a Phase 1 clinical trial and treated the first patient in August 2022. Further, in May 2023 and August 2023, we treated the second and third patients in the trial, respectively, at the same dose level as the first patient, and the treatment was well-tolerated by the patients. Between February and June 2024, we treated the three patients of the second dose cohort, where the patients were administered a three-times higher dose of cells than the patients in the first cohort. The treatment at this dose level was also well-tolerated by the patients. From November 2024 to February 2025, we treated three patients in the third dose cohort, where they were administered a ten-times higher dose of cells than the patients in the first dose cohort. Consistent with the lower dose cohorts, the treatment was well-tolerated by the patients. Subsequently, we treated four patients in the fourth dose cohort, administering a 30-times higher dose of cells than the patients in the first dose cohort, and again the treatment appears to have been well-tolerated. In June 2026, we treated the first patient in the next higher dose cohort. Following lymphodepletion, this patient received a 100-times higher dose of cells than the patients in the first dose cohort, and consistent with other trial participants, the treatment appeared to be safe and well-tolerated.

Participants in this trial are highly pre-treated, recurrent and resistant ovarian cancer patients, who have failed conventional therapies and are progressing. While the results are preliminary and in a small number of subjects, multiple patients have exhibited anecdotal signs of efficacy, including possible signs of T cell infiltration, tumor necrosis and encouraging survival observations. In addition, through the date of this Report, fourteen patients have been treated, and four have surpassed one year of survival following treatment, with the longest having survived 28 months. While the study is designed to primarily demonstrate safety, we believe this pattern of extended survival represents encouraging, albeit anecdotal, evidence of clinical activity in a patient population with limited therapeutic options.

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

In May 2024, based on the positive clinical results to date in the development of our breast cancer vaccine, we entered into a Joint Development and Option Agreement with Cleveland Clinic to collaborate in efforts to develop additional vaccines for the prevention or treatment of cancers. Working with Cleveland Clinic researchers, we are focusing on the same novel scientific mechanism as in our breast and ovarian cancer vaccines and working to discover additional retired proteins that may be associated with other forms of cancer, specifically high incidence malignancies in the lung, colon and prostate.

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

Funding and Management’s Plans

Based on currently available information as of September 9, 2026, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our activities for at least the next twelve months. The Company had approximately $13,864,000 of cash, cash equivalents and short-term investments at July 31, 2026 compared to approximately $15,174,000 at October 31, 2025 which is a reduction of approximately $1,310,000 for the nine months ended July 31, 2026. Therefore, the Company believes that it has sufficient cash, cash equivalents and short-term investments to operate its business, as currently contemplated, for significantly longer than 12 months from the date of this Report. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. During the nine months ended July 31, 2026, we raised approximately $4,806,000, net of expenses, through an at-the-market equity offering of 1,548,324 shares of common stock. Under our at-the-market equity program, which is currently effective and may remain available for us to use in the future, as of July 31, 2026, we may sell approximately $95 million of common stock.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and disclosures required by US GAAP in annual financial statements have been omitted or condensed. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. The accompanying October 31, 2025 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by US GAAP. The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of July 31, 2026, and results of operations and cash flows for the interim periods represented. The results of operations for the three and nine months ended July 31, 2026 are not necessarily indicative of the results to be expected for the year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity. The following table sets forth the changes in noncontrolling interest for the nine months ended July 31, 2026 (in thousands):

Balance, October 31, 2025	$(1,211)
Net loss attributable to noncontrolling interest	(59)
Balance, July 31, 2026	$(1,270)

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

Cost of Revenues

Cost of revenues include the costs and expenses incurred in connection with our patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external counsel, other patent-related legal expenses paid to external counsel, licensing and enforcement related research and consulting and other expenses paid to third parties. These costs are included under the caption “Operating expenses” in the accompanying condensed consolidated statements of operations.

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

Stock Option Compensation Expense

We account for stock options granted to employees, directors and consultants using the accounting guidance in ASC 718, Stock Compensation. We estimate the fair value of service-based stock options on the date of grant, using the Black-Scholes pricing model, and recognize compensation expense over the requisite service period of the grant. We recorded stock-based compensation expense related to service-based stock options granted to employees and directors of approximately $637,000 and $829,000 during the three months ended July 31, 2026 and 2025, respectively, and approximately $2,042,000 and $2,822,000 during the nine months ended July 31, 2026 and 2025, respectively.

The compensation cost for service-based stock options granted to consultants is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is generally one to three years. We recorded stock-based consulting expense related to stock options granted to consultants of approximately $29,000 and $26,000 during the three months ended July 31, 2026 and 2025, respectively, and approximately $85,000, and $77,000, during the nine months ended July 31, 2026 and 2025, respectively.

Stock Option Activity

During the three months ended July 31, 2026 and 2025, we granted options to purchase 0 shares and 75,000 shares of common stock, respectively, and during the nine months ended July 31, 2026 and 2025, we granted options to purchase 720,000 shares and 1,430,000 shares of common stock, respectively, to employees and consultants, with exercise prices ranging from $3.18 to $3.24 per share, pursuant to the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”).

During the three months ended July 31, 2026, stock options to purchase 6,000 shares of common stock, of which 5,428 shares of common stock were withheld to cover the exercise price, were exercised on a cashless basis. During the nine months ended July 31, 2026, stock options to purchase 20,283 shares of common stock were exercised on a cash basis, with aggregate proceeds of approximately $60,000 and 6,000 shares of common stock were exercised on a cashless basis of which 5,428 shares of common stock were withheld to cover the exercise price. During the three and nine months ended July 31, 2025, stock options to purchase 685 shares of common stock were exercised on a cash basis, with aggregate proceeds of approximately $2,000 and 35,000 shares of common stock were exercised on a cashless basis of which 21,642 shares of common stock were withheld to cover the exercise price.

Stock Option Plans

During the three and nine months ended July 31, 2026, we had two stock option plans: the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the 2018 Share Plan, which were adopted by our Board of Directors on July 14, 2010 and January 25, 2018, respectively. The 2018 Share Plan was approved by our shareholders on March 29, 2018.

2010 Share Plan

The 2010 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. In accordance with the provisions of the 2010 Share Plan, the plan terminated with respect to the ability to grant future awards on July 14, 2020. Information regarding the 2010 Share Plan for the nine months ended July 31, 2026 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2025	786,283	$2.73
Exercised	(26,283)	$3.00
Forfeited/expired	(37,000)	$3.69
Options outstanding and exercisable at July 31, 2026	723,000	$2.67	$730

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of July 31, 2026:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.67 - $0.96	266,000	1.0	$0.89
$2.27 - $3.46	350,000	1.9	$3.29
$4.85 - $5.30	107,000	1.1	$5.09

2018 Share Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants. As of July 31, 2026, the 2018 Share Plan had 1,395,000 shares available for future grants. Information regarding the 2018 Share Plan for the nine months ended July 31, 2026 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 31, 2025	12,411,094	$3.60
Granted	720,000	3.18
Forfeited/expired	(100,000)	5.30
Options outstanding at July 31, 2026	13,031,094	$3.56	$3,340
Options exercisable at July 31, 2026	10,117,986	$3.57	$2,573

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of July 31, 2026:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.37 - $2.98	4,025,000	6.2	$2.64	3,420,514	5.8	$2.68
$3.17 - $3.87	3,268,879	4.1	$3.61	2,710,299	3.0	$3.69
$4.02 - $5.04	5,737,215	5.8	$4.18	3,987,173	6.1	$4.24

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan (the “ESPP”) which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The ESPP was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018. During the nine months ended July 31, 2026 and 2025, employees purchased 1,530 shares and 1,518 shares, respectively, under the ESPP with aggregate proceeds of approximately $4,000 and $4,000, respectively.

Warrants

As of July 31, 2026, we had no warrants outstanding. Information regarding the Company’s warrant activity for the nine months ended July 31, 2026 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Warrants outstanding at October 31, 2025	300,000	$6.56
Expired	(300,000)
Warrants outstanding and exercisable at July 31, 2026	-	$-	$-

Stock Awards

During the three and nine months ended July 31, 2026 and 2025, we did not issue any stock awards.

Treasury stock

As of July 31, 2026 and 2025, the Company held no shares as treasury stock. During the fiscal year ended October 31, 2024, the Company purchased 2,000 shares of its common stock at an average cost of $3.17 per share for a total cost of approximately $6,000. These treasury shares were subsequently canceled in March 2025. The repurchases were made as part of a stock buyback program approved by our Board of Directors on July 11, 2024. The stock buyback program expired on its 12-month anniversary. The treasury shares were accounted for under the cost method and were recorded as a reduction in shareholders’ equity in the condensed consolidated balance sheet.

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

The following table presents the hierarchy for our financial assets measured at fair value as of July 31, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$1,352	$-	$-	$1,352
Bitcoin exchange traded funds:
Short-term investments	6	-	-	6
U.S. treasury bills:
Short-term investments	-	12,424	-	12,424
Total financial assets	$1,358	$12,424	$-	$13,782

The following table presents the hierarchy for our financial assets measured at fair value as of October 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds:
Cash equivalents	$1,197	$-	$-	$1,197
Bitcoin exchange traded funds:
Short-term investments	11	-	-	11
U.S. treasury bills:
Short-term investments	-	13,887	-	13,887
Total financial assets	$1,208	$13,887	$-	$15,095

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

5. ACCRUED EXPENSES

Accrued expenses consist of the following as of (in thousands):

	July 31,	October 31,
	2026	2025
Payroll and related expenses	$687	$839
Accrued royalty and contingent legal fees	626	626
Accrued other	104	296
Accrued expenses	$1,417	$1,761

6. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the three and nine months ended July 31, 2026 and 2025, were stock options to purchase 13,754,094 shares and 13,462,377 shares, respectively, and warrants to purchase 0 shares and 300,000 shares, respectively.

7. EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to provide more disaggregated expense information about a public entity’s reportable segments. The amendments in this update should be applied retrospectively and are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures (Note 11).

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

We have substantial net operating loss carryforwards for Federal and California income tax returns. These net operating loss carryforwards could be subject to limitations under Internal Revenue Code section 382, the effects of which have not been determined by the Company. We have no unrecognized income tax benefits as of July 31, 2026 and October 31, 2025 and we account for interest and penalties related to income tax matters, if any, in general and administrative expenses.

9. LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to an operating lease that, as amended, will expire on September 30, 2027, with an option to extend the lease an additional two years. The base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs. The lease, as amended, resulted in a right-of-use asset and lease liability of approximately $250,000 with a discount rate of 12%. Rent expense was approximately $16,000 and $16,000, respectively, for the three months ended July 31, 2026 and 2025, and approximately $47,000 and $47,000, respectively, for the nine months ended July 31, 2026 and 2025.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The remaining 38-month lease term as of July 31, 2026 for the Company’s lease includes the noncancelable period of the lease and the additional two-year option period that the Company is reasonably certain to exercise. All right-of-use assets are reviewed for impairment when indications of impairment are present.

As of July 31, 2026, the annual minimum future lease payments of our operating lease liability were as follows (in thousands):

For Years Ended October 31,	Operating Leases
2026 (remaining)	$16
2027	64
2028	66
2029	63
Total future minimum lease payments, undiscounted	209
Less: Imputed interest	(35)
Present value of future minimum lease payments	$174

Balance as of July 31, 2026:
Operating lease liability	$46
Operating lease liability, non-current	128
Total	$174

10. COMMITMENTS AND CONTINGENCIES

Litigation Matters

Other than lawsuits related to the enforcement of our patent rights, we are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

License Commitments

As of July 31, 2026, our commitments under certain technology license agreements related to our therapeutic and vaccine development programs for the next twelve months were approximately $150,000.

Research & Development Agreements

We have entered into certain research and development agreements with various collaboration partners and third-party vendors related to (i) the manufacturing of materials necessary for the expected Phase 2 clinical trial of our breast cancer vaccine, (ii) the discovery of new vaccine targets in high incidence malignancies in prostate, lung and colon and (iii) the further development of our CAR-T technology. As of July 31, 2026, future payments the Company may make under these agreements, dependent upon, among other things, development of analytical methods, formulation feasibility studies, stability testing and results of manufacturing processes, may be approximately $2.4 million and such payments may be made over up to a 3-year period.

11. SEGMENT INFORMATION

We manage our operations in three reportable segments: (i) Cancer Vaccines, (ii) CAR-T Therapeutics, and (iii) Other. The Cancer Vaccines segment consists of the development of vaccines to treat and prevent breast cancer and ovarian cancer, as well as additional cancer vaccines to address many intractable cancers, including high-incidence malignancies in lung, colon, and prostate. The CAR-T Therapeutics segment consists of the development of an ovarian cancer immunotherapy using a novel type of CAR-T, known as chimeric endocrine receptor-T cell technology. The Other segment consists of our legacy operations, including limited patent licensing activities of our various patent portfolios.

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

The following represents selected financial information for our segments for the three and nine months ended July 31, 2026 and 2025, and as of July 31, 2026 and October 31, 2025 (in thousands):

	For the three months ended July 31,
	2026				2025
	Cancer Vaccines	CAR-T Therapeutics	Other	Total	Cancer Vaccines	CAR-T Therapeutics	Other	Total

Revenues	$-	$-	$-	$-	$-	$-	$-	$-

Research and development expenses	921	405	-	1,326	615	440	-	1,055
General and administrative expenses	960	438	13	1,411	770	601	10	1,381
Total operating expenses	1,881	843	13	2,737	1,385	1,041	10	2,436

Loss from operations	(1,881)	(843)	(13)	(2,737)	(1,385)	(1,041)	(10)	(2,436)

Interest income	78	33	1	112	87	68	1	156

Net loss	$(1,803)	$(810)	$(12)	$(2,625)	$(1,298)	$(973)	$(9)	$(2,280)

Total operating expenses	$1,881	$843	$13	$2,737	$1,385	$1,041	$10	$2,436
Less non-cash stock-based compensation	(436)	(228)	(2)	(666)	(501)	(352)	(2)	(855)
Operating expenses excluding non-cash stock-based compensation (a non-GAAP measure)	$1,445	$615	$11	$2,071	$884	$689	$8	$1,581

	For the nine months ended July 31,
	2026				2025
	Cancer Vaccines	CAR-T Therapeutics	Other	Total	Cancer Vaccines	CAR-T Therapeutics	Other	Total

Revenues	$-	$-	$-	$-	$-	$-	$-	$-

Research and development expenses	2,406	1,280	-	3,686	2,489	1,440	-	3,929
General and administrative expenses	2,847	1,539	28	4,414	3,031	1,825	40	4,896
Total operating expenses	5,253	2,819	28	8,100	5,520	3,265	40	8,825

Loss from operations	(5,253)	(2,819)	(28)	(8,100)	(5,520)	(3,265)	(40)	(8,825)

Interest income	231	122	1	354	325	191	3	519

Net loss	$(5,022)	$(2,697)	$(27)	$(7,746)	$(5,195)	$(3,074)	$(37)	$(8,306)

Total operating expenses	$5,253	$2,819	$28	$8,100	$5,520	$3,265	$40	$8,825
Less non-cash stock-based compensation	(1,344)	(779)	(4)	(2,127)	(1,806)	(1,086)	(7)	(2,899)
Operating expenses excluding non-cash stock-based compensation (a non-GAAP measure)	$3,909	$2,040	$24	$5,973	$3,714	$2,179	$33	$5,926

	July 31, 2026	October 31, 2025
Total assets:
Cancer Vaccines	$10,473	$9,604
CAR-T Therapeutics	4,486	6,347
Other	115	129
Total	$15,074	$16,080

Operating expenses excluding non-cash stock-based compensation is the measurement the chief operating decision-maker uses in managing the enterprise.

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

RESULTS OF OPERATIONS

Three months ended July 31, 2026 compared with three months ended July 31, 2025

Revenue

We had no revenue during the three-month periods ended July 31, 2026 and 2025.

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

Research and Development Expenses

During the three months ended July 31, 2026, research and development expenses related to the development of our cancer vaccines and CAR-T therapeutics consisted of approximately $921,000 and $405,000, respectively. During the three months ended July 31, 2025, research and development expenses related to the development of our cancer vaccines and CAR-T therapeutics consisted of approximately $615,000 and $440,000, respectively.

Research and development expenses increased by approximately $271,000 to approximately $1,326,000 in the three months ended July 31, 2026, from approximately $1,055,000 in the three months ended July 31, 2025. The increase in research and development expenses was primarily due to an increase in research and development expenses related to our breast cancer vaccine program as a result of fluctuations in the timing of certain materials manufacturing activities of approximately $376,000, offset by a decrease in employee stock-based compensation expense of approximately $75,000 and a decrease in employee compensation and related costs, other than stock-based compensation expense, of approximately $24,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $30,000 to approximately $1,411,000 in the three months ended July 31, 2026, from approximately $1,381,000 in the three months ended July 31, 2025. The increase in general and administrative expenses was primarily due to an increase in investor and public relations firm expenses as a result of changes in firms used during the period of approximately $158,000, offset by a decrease in employee stock-based compensation expense of approximately $127,000.

Interest Income

Interest income decreased by approximately $44,000 to approximately $112,000 in the three months ended July 31, 2026, from approximately $156,000 in the three months ended July 31, 2025, primarily due to a decrease in the amount of short-term investments held and a decrease in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s ownership interest in Certainty’s net loss, decreased by approximately $3,000 to approximately $19,000 in the three months ended July 31, 2026 from approximately $22,000 in the three months ended July 31, 2025, as Certainty’s net loss decreased.

Nine months ended July 31, 2026 compared with nine months ended July 31, 2025

Revenue

We had no revenue during the nine-month periods ended July 31, 2026 and 2025.

Research and Development Expenses

During the nine months ended July 31, 2026, research and development expenses related to the development of our cancer vaccines and CAR-T therapeutics consisted of approximately $2,406,000 and $1,280,000, respectively. During the nine months ended July 31, 2025 research and development expenses related to the development of our cancer vaccines and CAR-T therapeutics consisted of approximately $2,489,000 and $1,440,000, respectively.

Research and development expenses decreased by approximately $243,000 to approximately $3,686,000 in the nine months ended July 31, 2026, from approximately $3,929,000 in the nine months ended July 31, 2025. The decrease in research and development expenses was primarily due to a decrease in employee stock-based compensation expense of approximately $270,000, a decrease in employee compensation and related costs, other than stock-based compensation expense, of approximately $202,000, and a decrease in research and development expenses related to our ovarian cancer CAR-T therapeutic of approximately $64,000, offset by an increase in research and development expenses related to our breast cancer vaccine of approximately $252,000, and an increase in legal and other professional fees of approximately $53,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $482,000 to approximately $4,414,000 in the nine months ended July 31, 2026, from approximately $4,896,000 in the nine months ended July 31, 2025. The decrease in general and administrative expenses was primarily due to a decrease in employee stock-based compensation of approximately $443,000, a decrease in director stock-based compensation of approximately $68,000, a decrease in director compensation, other than stock-based compensation expense, of approximately $59,000, a decrease in other investor and public relations expenses of approximately $46,000, and a decrease in patent-related costs of approximately $44,000, offset by an increase in investor and public relations firm expenses as a result of changes in firms used during the period of approximately $251,000.

Interest Income

Interest income decreased by approximately $165,000 to approximately $354,000 in the nine months ended July 31, 2026, from approximately $519,000 in the nine months ended July 31, 2025, primarily due to a decrease in the amount of short-term investments held and a decrease in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s ownership interest in Certainty’s net loss, decreased by approximately $15,000 to approximately $59,000 in the nine months ended July 31, 2026 from approximately $74,000 in the nine months ended July 31, 2025, as Certainty’s net loss decreased.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of September 9, 2026, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our activities for at least the next twelve months. The Company had approximately $13,864,000 of cash, cash equivalents and short-term investments at July 31, 2026 compared to approximately $15,174,000 at October 31, 2025 which is a reduction of approximately $1,310,000 for the nine months ended July 31, 2026. Therefore, the Company believes that it has sufficient cash, cash equivalents and short-term investments to operate its business, as currently contemplated, for significantly longer than 12 months from the date of this Report. We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies. During the nine months ended July 31, 2026, we raised approximately $4,806,000, net of expenses, through an at-the-market equity offering of 1,548,324 shares of common stock. Under our at-the-market equity program, which is currently effective and may remain available for us to use in the future, as of July 31, 2026, we may sell approximately $95 million of common stock.

During the nine months ended July 31, 2026, cash used in operating activities was approximately $6,121,000. Cash provided by investing activities was approximately $1,405,000, resulting from the maturities of short-term investments of approximately $35,823,000, offset by purchases of short-term investments of approximately $34,418,000. Cash provided by financing activities was approximately $4,870,000, resulting from the sale of 1,548,324 shares of common stock in an at-the-market equity offering of approximately $4,806,000, net of expenses, proceeds from stock option exercises of approximately $60,000 and proceeds from the sale of common stock pursuant to an employee stock purchase plan of approximately $4,000. As a result, our cash, cash equivalents, and short-term investments at July 31, 2026 decreased approximately $1,310,000 to approximately $13,864,000 from approximately $15,174,000 at October 31, 2025.

We have expected future cash obligations related to the lease of our executive offices through 2029, inclusive of extension periods, estimated at approximately $209,000.

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

There was no change in our internal control over financial reporting during the three months ended July 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 9, 2026.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 9, 2026.
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 9, 2026.
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 9, 2026.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXA BIOSCIENCES, INC.

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman and Chief Executive Officer
September 9, 2026		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial and
September 9, 2026		Accounting Officer)

